Form 10KSB
period 2001-12-31
BOSTON PACIFIC MEDICAL INC
filed 2003-01-23
CIK 884380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to __________

Commission File Number: 1-1115

BOSTON PACIFIC MEDICAL, INC.

(Exact name of Registrant as specified in charter)

MASSACHUSETTS	04-3053538
State or other jurisdiction of incorporation or organization	I.R.S. Employer I.D. No.

428 EAST 790 SOUTH, PLEASANT GROVE, UT 84062

(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: (801) 785-2328

5882 SOUTH 900 EAST, SUITE 202, SALT LAKE CITY, UTAH 84121

(Former Address)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
COMMON STOCK PAR VALUE $0.01	NONE

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ ] No [X] (2) Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ -0-

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by using the closing sale price has been indeterminable within the past 60 days as there has been no market for the stock.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At December 10, 2002, there were 15,000,000 shares of the Registrant's Common stock outstanding.

Documents Incorporated by Reference: None

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

Boston Pacific Medical, Inc. (the "Company") was incorporated under the laws of the State of Massachusetts on June 12, 1989. The original name of the Company was The Boston & Pacific Company, Inc. The original capitalization consisted of 200,000 common shares, par value $1.00, and 100,000 preferred shares, par value $2.45. Since inception, the Company has amended its articles of organization as follows:

On June 13, 1990, the Company increased the number of authorized common shares to 300,000 and decreased both the number of authorized preferred shares to 86,167 and the par value to $1.00.

On January 25, 1991, the Company increased the number of authorized common shares to 400,000 and increased the number of preferred shares to 134,582.

On December 12, 1991, the Company increased the number of authorized common shares to 450,000 and increased the number of authorized preferred shares to 221,037.

On January 28, 1992, the Company authorized a forward split of the common stock resulting in an increase in the number of authorized common shares to 1,485,000.

On February 7, 1992, the Company changed its name to Boston Pacific Medical, Inc. and reduced the par value of the common stock to $0.01.

On April 29, 1992, the Company restated its articles of organization and increased the number of authorized common shares to 5,000,000.

On July 7, 1993, the Company increased the number of authorized common shares to 15,000,000.

On April 12, 1996, the Company changed its name to Boston Pacific Capital, Inc.

On July 30, 2002, the Company changed its name to Boston Pacific Medical, Inc.

The Company has been inactive since approximately 1995. For the years 1995 and prior, the Company completed several acquisitions and divestitures of subsidiaries. During 1995 the Company transferred all of its remaining assets in exchange for the assumption of its liabilities as part of a divestiture of its remaining subsidiaries. The last annual report file by the Company with the Securities and Exchange Commission on Form 10-KSB was for the year ended December 31, 1994.

In June 2002, Brant Dees, the sole officer and director, and a 5% shareholder, purchased 180,000 of the 200,000 outstanding 8% convertible preferred shares from Robyn Baras for $2,000. The preferred shares carried a conversion option into common stock at the rate of 60.5 common shares for each preferred share. On June 28, 2002, Mr. Dees converted 138,451 of the preferred shares into 8,376,261 common shares, which represented the balance of the authorized, but unissued common shares of the Company. He also canceled 41,549 preferred shares, which represented the balance of the preferred shares purchased. Also on June 11, 2002, Lawrence Baras, the sole officer and director of the Company at that time, submitted his resignation as an officer and director, and Mr. Dees was appointed as the sole director and officer of the Company.

Proposed Business

The Company is seeking potential business acquisitions or opportunities to enter into in an effort to commence new business operations. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity.

The Company's Board of Directors, which consists of a single individual, Brant Dees, will make the initial determination whether to complete any such venture and may not seek shareholder approval of such transaction, unless required by law.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources available to it, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity based on management's business judgment.

Management intends to consider a number of factors prior to making any final decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel, and changes in innumerable other factors. Further, in the case of a new business venture, or one that is in a research and development stage, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel, and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity. However, due to time constraints of management, these activities may be limited.

The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of its director, executive officer and stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community, attorneys, and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's director, executive officer, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

The Company's sole director and executive officer has not used any particular consultants, advisors or finders on a regular basis to locate potential business opportunities.

The possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, director, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

Although it currently has no plans to do so, depending on the nature and extent of services rendered, the Company may compensate members of management in the future for services that they may perform for the Company. Because the Company currently has extremely limited resources, and is unlikely to have any significant resources until it has completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of the Company's stock to these persons; this would have the effect of further diluting the holdings of the Company's other stockholders. However, due to the minimal amount of time devoted to management by any person other than the Company's current sole director and executive officer, there are no preliminary agreements or understandings with respect to management compensation. Although it is not prohibited by statute or its Articles of Organization, the Company has no plans to borrow funds and use the proceeds to make payment to its management, promoters, or affiliates.

Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000 or more. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. However, management does not presently anticipate actively negotiating or otherwise consenting to the purchase of all or any portion of its common stock as a condition to, or in connection with, a proposed merger or acquisition. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management, subject to the approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

The Company has no employees and does not intend to employ anyone in the future, unless its present business operations were to change. The Company is not paying salaries or other forms of compensation to its present officer and director for his time and effort. Unless otherwise agreed to by the Company, the Company does intend to reimburse its officers and director for out-of-pocket expenses.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not maintain any corporate offices. However, it does maintain a mailing address for correspondence at the home of the president. The mailing address is furnished at no cost to the Company.

ITEM 3. LEGAL PROCEEDINGS

No legal proceedings are reportable pursuant to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2001. On or about July 5, 2002, shareholders owning 9,376,261 of the 15,000,000 outstanding common shares, and a shareholder owning all of the outstanding preferred shares approved an amendment to the Company's articles of organization to change the name of the Company to Boston Pacific Medical, Inc.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established trading market for the common stock of the Company.

None of the common shares are subject to outstanding options or warrants, nor are there any other outstanding securities convertible into shares of Common stock. However, the Company has outstanding 20,000 shares of preferred stock convertible at the rate of 60.5 shares of common stock for each share of preferred stock converted, for an aggregate of 1,210,000 common shares which could be issued upon conversion of all outstanding preferred shares.

Since 1995 the Company has not paid any cash dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

At December 10, 2002, the Company had approximately 88 shareholders of record. The Company has appointed Atlas Stock Transfer, 5899 South State Street, Suite 24, Murray, UT 84107, to act as its transfer agent.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company is a development stage company and has had no material operations since approximately 1995. The Company does not have any significant cash or other material assets, nor does it have an established source of revenues sufficient to cover operating costs and to allow it to continue as a going concern. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition.

The cash requirements for the current year have been approximately $6,000. These funds have been advanced by one of the shareholders. Management estimates that the cash requirements for the year ending December 31, 2003, will be a like amount, if no change in operations occurs during the year. These expenses are primarily for legal and accounting fees in connection with the preparation and filing of the Company's periodic reports. There are no agreements with any person and no assurance that all or a portion of these funds will be loaned to the Company. If the Company is unable to borrow such funds, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available, or that if it is made available, it could be obtained on terms favorable to the Company.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products, or opportunities that may exist or that any activity of the Company, regardless of the completion of any transaction, will be profitable. If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders due to the likely increase in the authorized shares, or the possible reverse split of outstanding shares, and issuance of stock to acquire such an opportunity.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company required by this item are set forth immediately following the signature page of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the years subsequent to 1995, the Company has not engaged an independent auditor. On June 27, 2002, the Company engaged Andersen Andersen & Strong, L.C. to audit the Company's financial statements for the years ended December 31, 2001 and 2000. During the Company's two most recent fiscal years and through the date of this report, neither the Company, nor anyone on its behalf, has consulted with Andersen Andersen & Strong, L.C. regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that Andersen Andersen & Strong, L.C. concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth as of December 10, 2002, the name, age, and position of the executive officers and sole director of the Company:

Name	Age	Position(s)	Director Since
Brant Dees	34	Director, President, Secretary, & Treasurer	June 2002

Directors are elected and shall hold office until the next annual meeting of the stockholders and thereafter until their successors are chosen and qualified. . Annual meetings of the stockholders, for the selection of directors, are to be held within six months after the end of the Company's fiscal year, which is December 31. The Board of Directors has not selected a date for the next annual meeting of shareholders. Officers of the Company are elected by the Board of Directors, which is required to consider that subject at its first meeting after every annual meeting of stockholders, or a special meeting held in lieu thereof. Each officer holds his office until the first meeting of the Board of Directors following the annual meeting of stockholders.

Set forth below is certain biographical information regarding the Company's current executive officer and director:

BRANT DEES has been self-employed since 1996 as a consultant overseeing shipping and receiving areas.

Management devotes only nominal time to the activities of the Company. If the Company is able to locate a suitable new business venture, it is anticipated that Mr. Dees would devote substantially all of his time to completing the acquisition.

The following table identifies each person who, at any time during the year ended December 31, 2001, was a director, officer, or beneficial owner of more than 10 percent of our common stock that failed to file on a timely basis, as disclosed in reports filed by these persons, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:
Name	Number of Late Reports	Number of Transactions Not Reported On a Timely Basis	Any Failure To File a Required Form?
Robyn Baras	1	1	Yes
Brant Dees	1	1	No

ITEM 10. EXECUTIVE COMPENSATION

There has been no compensation awarded to, earned by, or paid to any of the executive officers of the Company during the years ended December 31, 1999, 2000, and 2001.

The Company has no employment or compensation agreements or arrangements with its officers.

The Board of Directors has the power to fix the compensation of the directors. Directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by the Board of Directors. The Board of Directors has not adopted any policy in regard to the payment of fees or other compensation to directors, and no fees or compensation have been paid to, or accrued by, the present director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of December 10, 2002, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Brant Dees	8,376,261	55.8%
428 East 790 South Pleasant Grove, UT 84062

Executive Officers and Directors as a Group (1 Person)	8,376,261	55.8%

STI Holdings, Inc.	1,000,000	6.67%
5882 S. 900 E. Suite 202 Salt Lake City, UT 84121

Robyn Baras	1,210,000(2)	7.46%
49 Brook St. New Bedford, MA 02746

(1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

(2) Ms. Baras owns 20,000 shares of preferred stock which are immediately convertible into 1,210,000 shares of common stock. The common shares underlying these convertible preferred shares are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Ms. Baras.

The Company is seeking potential business acquisitions or opportunities. (See "Item 1. Description of Business.") It is likely that such a transaction would result in a change of control of the Company, by virtue of issuing a controlling number of shares in the transaction, change of management, or otherwise.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2002, Lawrence Baras, the sole officer and director of the Company at such time, granted a general release to the Company for $20,000 paid by STI Holdings, Inc., a company controlled by John Chymborak and Kip Eardley. Mr. Eardley is the brother-in-law of Brant Dees, the sole officer and director of the Company. The Company issued 1,000,000 shares of common stock to STI Holdings as consideration for paying the $20,000 for the general release from Mr. Baras. In addition, the Company has agreed to issue to Mr. Baras 10,000 common shares for services rendered after the change of control in June 2002.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements are included in this report:

(a)(2) Exhibits. The following exhibits are included as part of this report:

Exhibit No.	Description of Exhibit	Location
3.1	Restated Articles of Organization, as amended	Attached
3.2	Current Bylaws	Attached
4.1	Form of Common Stock Certificate	Attached
4.2	Designation of Rights of Holders of 8% Convertible Preferred Shares	(1)
16.1	Letter from Andersen Andersen & Strong, L.C. to the Securities and Exchange Commission	Attached
99.1	Written Statement of the Chief Executive Officer and Principal Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934	Attached

(1) Filed with the Securities and Exchange Commission on June 30, 2002, as an exhibit with the current report on Form 8-K dated June 11, 2002 (SEC File No. 1-1115).

(b) Reports on Form 8-K: On June 30, 2002, the Company filed a Current Report on Form 8-K reporting a change in control and a change of address for the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Pacific Medical, Inc.

Date: December ____, 2002 By:

Brant Dees, President, Chief Financial

& Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.

Date: December ____, 2002

Brant Dees, Sole Director

CERTIFICATION

I, Brant Dees, certify that:

1. I have reviewed this annual report on Form 10-KSB of Boston Pacific Medical, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: December 24, 2002

/s/ Brant Dees

Brant Dees, Chief Executive Officer and

Chief Financial Officer

EXPLANATORY NOTE REGARDING CERTIFICATION: Representations 4, 5, and 6 of the Certifications as set forth in Form 10-KSB have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because the period covered by this annual report ended before the Effective Date of Rules 13a-14 and 15d-14.

___________________________________________________________________________________________________

ANDERSEN ANDERSEN & STRONG, L.C. 941 East 3300 South, Suite 202

Certified Public Accountants and Business Consultants Salt Lake City, Utah 84106

Member SEC Practice Section of the AICPA Telephone 801 486-0096

Fax 801 486-0098

Board of Directors

Boston Pacific Medical, Inc.

Salt Lake City, Utah

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Boston Pacific Medical, Inc. (development stage company) at December 31, 2001, and the statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000, and the period January 1, 1996 (date of inception of development stage) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Pacific Medical, Inc. at December 31, 2001 and the results of operations, and cash flows for the years ended December 31, 2001 and 2000 and the period January 1, 1996 to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 6. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah

October 10, 2002 /s/ Andersen Andersen and Strong

BOSTON PACIFIC MEDICAL, INC.

(Development Stage Company)

BALANCE SHEET

December 31, 2001

ASSETS
CURRENT ASSETS
Cash	$ -
__________
Total Current Assets	$ -
=========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ -
__________
Total Current Liabilities	-
__________
STOCKHOLDERS' EQUITY
Preferred stock 221,037 shares authorized at $1.00 par value; 200,000 shares issued and outstanding	200,000
Common stock 15,000,000 shares authorized at $0.01 par value; 5,623,739 shares issued and outstanding	56,237
Capital in excess of par value - dated January 1, 1996 - note 1	(256,237)
Deficit accumulated during development stage - dated January 1, 1996 - note 1	-
__________
Total Stockholders' Equity	-
__________
$ -
=========

The accompanying notes are an integral part of these financial statements.

BOSTON PACIFIC MEDICAL, INC.

(Development Stage Company)

STATEMENT OF OPERATIONS

For the Years Ended December 31, 2001 and 2000 and the Period

January 1, 1996 (date of inception of development stage) to December 31, 2001

	Dec 31,	Dec 31,	Jan 1, 1996
	2001	2000	to Dec 31, 2001
REVENUES	$ -	$ -	$ -
EXPENSES	-	-	-
	__________	__________	__________
NET LOSS	$ -	$ -	$ -
	=========	=========	=========
NET LOSS PER COMMON SHARE
Basic	$ -	$ -
	=========	=========
Diluted	$ -	$ -
	=========	=========
AVERAGE OUTSTANDING SHARES(stated in 1000's)
Basic	5,624	5,624
	=========	=========
Diluted	126,623	126,623
	=========	=========

The accompanying notes are an integral part of these financial statements.

BOSTON PACIFIC MEDICAL, INC.

(Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period January 1, 1996 (date of inception of development stage ) to December 31, 2001

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance January 1, 1996	200,000	$ 200,000	5,966,062	$ 59,660	$ (259,660)	$ -
Net operating loss for the year ended December 31, 1996	-	-	-	-	-	-
Return and cancellation of shares as contribution to capital - December 17, 1997	-	-	(342,323)	(3,423)	3,423	-
Net operating loss for the year ended December 31, 1997	-	-	-	-	-	-
Net operating loss for the year ended December 31, 1998	-	-	-	-	-	-
Net operating loss for the year ended December 31, 1999	-	-	-	-	-	-
Net operating loss for the year ended December 31, 2000	-	-	-	-	-	-
Net operating loss for the year ended December 31, 2001	-	-	-	-	-	-
	__________	__________	__________	__________	__________	__________
Balance December 31, 2001	200,000	$ 200,000	5,623,739	$ 56,237	$ (256,237)	$ -
	=========	=========	=========	=========	=========	=========

The accompanying notes are an integral part of these financial statements.

BOSTON PACIFIC MEDICAL, INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2001 and 2000 and the Period

January 1, 1996 (date of inception of development stage) to December 31, 2001

	Dec 31,	Dec 31,	Jan 1, 1996 to
	2001	2000	to Dec 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ -	$ -	$ -
Adjustments to reconcile net loss to net cash provided by operating activities
	__________	__________	__________
Net Change in Cash From Operations	-	-	-
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-
	__________	__________	__________
Net Change in Cash	-	-	-
Cash at Beginning of Period	-	-	-
	__________	__________	__________
Cash at End of Period	$ -	$ -	$ -
	=========	=========	=========

The accompanying notes are an integral part of these financial statements.

BOSTON PACIFIC MEDICAL, INC.

( Development Stage Company )

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

The Company was incorporated under the laws of the state of Massachusetts on June 12, 1989 with the name "Boston & Pacific Company Inc." with authorized common capital stock of 200,000 shares with par value of $1.00 and preferred stock of 100,000 shares with a par value of $2.45.There have been several changes in the authorized common and preferred stock and name changes and on July 7, 1993 the authorized was increased to 15,000,000 common shares with a par value of $.01 and 221,037 preferred shares with a par value of $1.00 and on July 30, 2002 the name was changed to "Boston Pacific Medical, Inc." The terms of the preferred shares include conversion rights of 60.5 shares of common for each share of preferred at any time after 90 days of the issuance of the preferred at the option of the holder. The voting rights of the preferred is 60.5 votes for each share of preferred. The liquidation rights of the preferred include a preference of $.01 per share plus any unpaid declared dividends after any senior rights. The Company will have the obligation to increase the authorized common stock, if necessary, to satisfy the terms of the preferred.

For the years prior to January 1, 1996 the Company completed several acquisitions and divestitures of subsidiaries and during 1995 transferred all its remaining assets in exchange for the assumption of its liabilities as part of a divestiture of its remaining subsidiary and the Company then became inactive. Prior to January 1, 1996 the Company and its subsidiaries reported their operations as a consolidated group and has been unable to separate the accumulated operating deficit of the Company from its former subsidiaries. On January 1, 1996 the management of the Company completed a recapitalization of the Company by adjusting the accumulated deficit to zero with an adjustment to the excess over par value account with the statement of operations to begin on that date and thereafter is considered to be in the development stage.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On December 31, 2001, the Company had a net operating loss available for carry forward of $41,216. The tax benefit of approximately $12,364 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expires in 2005.

BOSTON PACIFIC MEDICAL, INC.

( Development Stage Company )

NOTES TO FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled companies have acquired 63% of the common stock of the Company.

6. GOING CONCERN

The Company does not have the working capital necessary for its planned activity which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.