Form 10QSB
period 2002-03-31
BOSTON PACIFIC MEDICAL INC
filed 2003-01-23
CIK 884380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2002

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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes [ ] No [X] (2) Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At December 10, 2002, there were 15,000,000 shares of the Registrant's Common Stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of its operations and changes in its financial position from January 1, 1996, through March 31, 2002, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

BOSTON PACIFIC MEDICAL, INC.

(Development Stage Company)

BALANCE SHEET

March 31, 2002 and December 31, 2001

	Mar 31,	Dec 31,
	2002	2001
ASSETS
CURRENT ASSETS
Cash	$ -	$ -
	___________	___________
Total Current Assets	$ -	$ -
	==========	==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ -	$ -
	___________	___________
Total Current Liabilities	-	-
	___________	___________
STOCKHOLDERS' EQUITY
Preferred stock 221,037 shares authorized at $1.00 par value; 200,000 shares issued and outstanding	200,000	200,000
Common stock 15,000,000 shares authorized at $0.01 par value; 5,623,739 shares issued and outstanding	56,237	56,237
Capital in excess of par value - dated January 1, 1996 - note 1	(256,237)	(256,237)
Deficit accumulated during development stage - dated January 1, 1996 - note 1	-	-
	___________	___________
Total Stockholders' Equity	-	-
	___________	___________
	$ -	$ -
	==========	==========

The accompanying notes are an integral part of these financial statements.

BOSTON PACIFIC MEDICAL, INC.

(Development Stage Company)

STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2002 and 2000 and the Period

January 1, 1996 (date of inception of development stage) to March 31, 2002

	Mar 31,	Mar 31,	Jan 1, 1996
	2002	2001	to Mar 31, 2002
REVENUES	$ -	$ -	$ -
EXPENSES	-	-	-
	___________	___________	___________
NET LOSS	$ -	$ -	$ -
	==========	==========	==========
NET LOSS PER COMMON SHARE
Basic	$ -	$ -
	==========	==========
Diluted	$ -	$ -
	==========	==========
AVERAGE OUTSTANDING SHARES(stated in 1000's)
Basic	5,624	5,624
	==========	==========
Diluted	126,623	126,623
	==========	==========

The accompanying notes are an integral part of these financial statements.

BOSTON PACIFIC MEDICAL, INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2002 and 2001 and the Period

January 1, 1996 (date of inception of development stage) to March 31, 2002

	Mar 31,	Mar 31,	Jan 1, 1996 to
	2002	2001	to Mar 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ -	$ -	$ -
Adjustments to reconcile net loss to net cash provided by operating activities
	___________	___________	___________
Net Change in Cash From Operations	-	-	-
	___________	___________	___________
CASH FLOWS FROM INVESTINGACTIVITIES	-	-	-
	___________	___________	___________
CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-
	___________	___________	___________
Net Change in Cash	-	-	-
Cash at Beginning of Period	-	-	-
	___________	___________	___________
Cash at End of Period	$ -	$ -	$ -
	==========	==========	==========

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

Income Taxes

On March 31, 2002, the Company had a net operating loss available for carry forward of $41,216. The tax benefit of approximately $12,364 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expires in 2005.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibit is attached to this report:

99.1 Written Statement of the Chief Executive Officer and Principal Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the first quarter of the fiscal year ending December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Boston Pacific Medical, Inc.

Date: December 24, 2002 By: /s/ Brant Dees

Brant Dees, President and Principal

Financial and Accounting Officer

CERTIFICATION

I, Brant Dees, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Boston Pacific Medical, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: December 24, 2002

/s/ Brant Dees

Brant Dees, Chief Executive Officer and Principal Financial Officer

EXPLANATORY NOTE REGARDING CERTIFICATION: Representations 4, 5, and 6 of the Certifications as set forth in Form 10-QSB have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because the period covered by this quarterly report ended before the Effective Date of Rules 13a-14 and 15d-14.