Form 10QSB
period 2002-06-30
BOSTON PACIFIC MEDICAL INC
filed 2003-01-23
CIK 884380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2002

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of its operations and changes in its financial position from January 1, 1996, through June 30, 2002, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

BOSTON PACIFIC MEDICAL, INC.

(Development Stage Company)

BALANCE SHEETS

June 30, 2002 and December 31, 2001

	Jun 30,	Dec 31,
	2002	2001
ASSETS
CURRENT ASSETS
Cash	$ -	$ -
	__________	__________
Total Current Assets	$ -	$ -
	=========	=========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - related parties	$ -	$ -
	__________	__________
Total Current Liabilities	-	-
	__________	__________
STOCKHOLDERS' EQUITY
Preferred stock 221,037 shares authorized at $1.00 par value; 20,000 shares issued and outstanding	20,000	200,000
Common stock 15,000,000 shares authorized at $0.01 par value; 15,000,000 shares issued and outstanding on June 30; 5,623,739 on December 31	150,000	56,237
Capital in excess of par value - dated January 1, 1996 - note 1	(150, 000)	(256,237)
Deficit accumulated during development stage - dated January 1, 1996 - note 1	(20,000)	-
	__________	__________
Total Stockholders' Deficiency	-	-
	__________	__________
	$ -	$ -
	=========	=========

The accompanying notes are an integral part of these financial statements.

BOSTON PACIFIC MEDICAL, INC.

(Development Stage Company)

STATEMENT OF OPERATIONS

For the Three and Six Months Ended June 30, 2002 and 2001 and the

Period January 1, 1996 (date of inception of development stage) to June 30, 2002

	Three Months		Six Months
	Jun 30,	Jun 30,	Jun 30,	Jun 30,	Jan 1, 1996 to
	2002	2001	2002	2001	Jun 30, 2002
REVENUES	$ -	$ -	$ -	$ -	$ -
EXPENSES	20,000	-	20,000	-	20,000
	__________	__________	__________	__________	__________
NET LOSS	$ (20,000)	$ -	$ (20,000)	$ -	$ (20,000)
	=========	=========	=========	=========	=========
NET LOSS PER COMMON SHARE
Basic	$ -	$ -	$ -	$ -
	=========	=========	=========	=========
Diluted	$ -	$ -	$ -	$ -
	=========	=========	=========	=========
AVERAGE OUTSTANDINGSHARES - (stated in 1,000's)
Basic	15,000	5,624	5,624	5,624
	=========	=========	=========	=========
Diluted	27,100	126,623	126,623	126,623
	=========	=========	=========	=========

The accompanying notes are an integral part of these financial statements.

BOSTON PACIFIC MEDICAL, INC.

(Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period January 1, 1996 (date of inception of development stage ) to June 30, 2002

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance January 1, 1996	200,000	$ 200,000	5,966,062	$ 59,660	$ (259,660)	$ -
Net operating loss for the year ended December 31, 1996	-	-	-	-	-	-
Return and cancellation of shares as contribution to capital - December 17, 1997	-	-	(342,323)	(3,423)	3,423	-
Net operating loss for the year ended December 31, 1997	-	-	-	-	-	-
Net operating loss for the year ended December 31, 1998	-	-	-	-	-	-
Net operating loss for the year ended December 31, 1999	-	-	-	-	-	-
Net operating loss for the year ended December 31, 2000	-	-	-	-	-	-
Net operating loss for the year ended December 31, 2001	-	-	-	-	-	-
	__________	__________	__________	__________	__________	__________
Balance December 31, 2001	200,000	200,000	5,623,739	56,237	(256,237)	-
Issuance of common stock for redemption of preferred stock - June 28, 2002	(180,000)	(180,000)	8,376,261	83,763	96,237	-
Issuance of common stock for cash at $ .02 - June 28, 2002	-	-	1,000,000	10,000	10,000	-
Net operating loss for the six months ended June 30, 2002	-	-	-	-	-	(20,000)
	__________	__________	__________	__________	__________	__________
Balance June 30, 2002	20,000	$ 20,000	15,000,000	$ 150,000	$ (150,000)	$ (20,000)
	=========	=========	=========	=========	=========	=========

The accompanying notes are an integral part of these financial statements.

BOSTON PACIFIC MEDICAL, INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2002 and 2001 and the

Period (date of inception of development stage) to June 30, 2002

	Jun 30,	Jun 30,	Jan 1, 1996 to
	2002	2001	to Jun 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (20,000)	$ -	$ (20,000)
Adjustments to reconcile net loss to net cash provided by operating activities
	__________	__________	__________
Net Change in Cash From Operations	(20,000)	-	(20,000)
	__________	__________	__________
CASH FLOWS FROM INVESTINGACTIVITIES	-	-	-
	__________	__________	__________
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	20,000	-	20,000
	__________	__________	__________
Net Change in Cash	-	-	-
Cash at Beginning of Period	-	-	-
	__________	__________	__________
Cash at End of Period	$ -	$ -	$ -
	=========	=========	=========

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

Income Taxes

On June 30, 2002, the Company had a net operating loss available for carry forward of $61,216. The tax benefit of approximately $18,364 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2005 through 2023.

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

3. COMMON CAPITAL STOCK

During June 2002 the Company issued 8,376,261 shares to redeem 180,000 shares of preferred stock and 1,000,000 shares, under a private placement, for $20,000.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled companies have acquired 63% of the common stock of the Company.

BOSTON PACIFIC MEDICAL, INC.

( Development Stage Company )

NOTES TO FINANCIAL STATEMENTS (Continued)

5. GOING CONCERN

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

PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In June 2002, the Company amended the rights and preferences of the Company's 8% Convertible Preferred Stock.

During the quarter ended June 30, 2002, the following securities were sold by the Company without registering the securities under the Securities Act:

In June 2002 the Company issued 1,000,000 shares of common stock to STI Holdings, Inc., a corporation controlled by John Chymboryk and Kip Eardley, for paying $20,000 on behalf of the Company to Lawrence Baras, a former officer and director of the Company, in return for which Mr. Baras had granted a general release to the Company. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering. Management believes STI was a sophisticated investor and had received copies of the books and records of the Company containing information similar to that which would have been contained in a prospectus. STI acknowledged the investment nature of the shares issued and consented to the imposition of restrictive legends upon the certificates evidencing such shares. STI did not enter into the transaction which included the providing of services and the issuance of the shares as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. STI was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

In June 2002 the Company issued 8,376,261 shares of common stock to Brant Dees, the sole officer and director of the Company, in connection with the conversion of 138,451 preferred shares. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering, or Section 4(6) as an offering to an accredited investor. Mr. Dees had control of the books and records of the Company containing information similar to that which would have been contained in a prospectus. Mr. Dees acknowledged the investment nature of the shares issued and consented to the imposition of restrictive legends upon the certificates evidencing such shares. Mr. Dees did not enter into the transaction which included the providing of services and the issuance of the shares as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. No underwriting discounts or commissions were paid in connection with such issuance.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Item	Description	Location
4.2	Designation of Rights of Holders of 8% Convertible Preferred Shares	(1)
99.1	Written Statement of the Chief Executive Officer and Principal Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934	Attached

(1) Filed with the Securities and Exchange Commission on June 30, 2002, as an exhibit with the current report on Form 8-K dated June 11, 2002 (SEC File No. 1-1115).

(b) Reports on Form 8-K: On June 30, 2002, the Company filed a report on Form 8-K disclosing a change of control of the Company.

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