Form 10QSB
period 2002-09-30
BOSTON PACIFIC MEDICAL INC
filed 2003-01-23
CIK 884380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2002

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of its operations and changes in its financial position from January 1, 1996, through September 30, 2002, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

BOSTON PACIFIC MEDICAL, INC.

(Development Stage Company)

BALANCE SHEETS

September 30, 2002 and December 31, 2001

	Sept 30,	Dec 31,
	2002	2001
ASSETS
CURRENT ASSETS
Cash	$ -	$ -
	__________	__________
Total Current Assets	$ -	$ -
	=========	=========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - related parties	$ -	$ -
	__________	__________
Total Current Liabilities	-	-
	__________	__________
STOCKHOLDERS' EQUITY
Preferred stock 221,037 shares authorized at $1.00 par value; 20,000 shares issued and outstanding	20,000	200,000
Common stock 15,000,000 shares authorized at $0.01 par value; 15,000,000 shares issued and outstanding on September 30; 5,623,739 on December 31	150,000	56,237
Capital in excess of par value - dated January 1, 1996 - note 1	(150, 000)	(256,237)
Deficit accumulated during development stage - dated January 1, 1996 - note 1	(20,000)	-
	__________	__________
Total Stockholders' Deficiency	-	-
	__________	__________
	$ -	$ -
	=========	=========

The accompanying notes are an integral part of these financial statements.

BOSTON PACIFIC MEDICAL, INC.

(Development Stage Company)

STATEMENT OF OPERATIONS

For the Three and Nine Months Ended September 30, 2002 and 2001 and the

Period January 1, 1996 (date of inception of development stage) to September 30, 2002

	Three Months		Nine Months
	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Jan 1, 1996 to
	2002	2001	2002	2001	Sept 30, 2002
REVENUES	$ -	$ -	$ -	$ -	$ -
EXPENSES	-	-	20,000	-	20,000
	__________	__________	__________	__________	__________
NET LOSS	$ -	$ -	$ (20,000)	$ -	$ (20,000)
	=========	=========	=========	=========	=========
NET LOSS PER COMMON SHARE
Basic	$ -	$ -	$ -	$ -
	=========	=========	=========	=========
Diluted	$ -	$ -	$ -	$ -
	=========	=========	=========	=========
AVERAGE OUTSTANDINGSHARES - (stated in 1,000's)
Basic	15,000	5,624	15,000	5,624
	========	========	========	========
Diluted	27,100	126,623	27,100	126,623
	========	========	========	========

The accompanying notes are an integral part of these financial statements.

BOSTON PACIFIC MEDICAL, INC.

(Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period January 1, 1996 (date of inception of development stage ) to September 30, 2002

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance January 1, 1996	200,000	$ 200,000	5,966,062	$ 59,660	$ (259,660)	$ -
Net operating loss for the year ended December 31, 1996	-	-	-	-	-	-
Return and cancellation of shares as contribution to capital - December 17, 1997	-	-	(342,323)	(3,423)	3,423	-
Net operating loss for the year ended December 31, 1997	-	-	-	-	-	-
Net operating loss for the year ended December 31, 1998	-	-	-	-	-	-
Net operating loss for the year ended December 31, 1999	-	-	-	-	-	-
Net operating loss for the year ended December 31, 2000	-	-	-	-	-	-
Net operating loss for the year ended December 31, 2001	-	-	-	-	-	-
	__________	__________	__________	__________	__________	__________
Balance December 31, 2001	200,000	200,000	5,623,739	56,237	(256,237)	-
Issuance of common stock for redemption of preferred stock - June 28, 2002	(180,000)	(180,000)	8,376,261	83,763	96,237	-
Issuance of common stock for cash at $ .02 - June 28, 2002	-	-	1,000,000	10,000	10,000	-
Net operating loss for the nine months ended September 30, 2002	-	-	-	-	-	(20,000)
	__________	__________	__________	__________	__________	__________
Balance September 30, 2002	20,000	$ 20,000	15,000,000	$ 150,000	$ (150,000)	$ (20,000)
	=========	=========	=========	=========	=========	=========

The accompanying notes are an integral part of these financial statements.

BOSTON PACIFIC MEDICAL, INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Nine Months Ended June 30, 2002 and 2001 and the

Period (date of inception of development stage) to June 30, 2002

	Sept 30,	Sept 30,	Jan 1, 1996 to
	2002	2001	to Sept 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (20,000)	$ -	$ (20,000)
Adjustments to reconcile net loss to net cash provided by operating activities
	__________	__________	__________
Net Change in Cash From Operations	(20,000)	-	(20,000)
	__________	__________	__________
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
	__________	__________	__________
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	20,000	-	20,000
	__________	__________	__________
Net Change in Cash	-	-	-
Cash at Beginning of Period	-	-	-
	__________	__________	__________
Cash at End of Period	$ -	$ -	$ -
	=========	=========	=========

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

Income Taxes

On September 30, 2002, the Company had a net operating loss available for carry forward of $61,216. The tax benefit of approximately $18,364 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2005 through 2023.

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

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, the Company's management, consisting of a sole officer, Brant Dees, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, Mr. Dees, the president and principal financial officer, concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

On July 5, 2002, shareholders owning 9,376,261 of the 15,000,000 outstanding common shares and all of the preferred shares voted in favor of amending the Articles of Organization to change the name of the Company to Boston Pacific Medical, Inc. No shares voted against the amendment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibit is attached to this report:

99.1 Written Statement of the Chief Executive Officer and Principal Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the third quarter of the fiscal year ending December 31, 2002.

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and I have:

(a) designed such disclosure controls and procedures to ensure the material information relating to the registrant is made known to me, particularly during the period in which this quarterly report was being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the boards of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 24, 2002

/s/ Brant Dees

Brant Dees, Chief Executive Officer and Principal Financial Officer