Form 10KSB
period 2002-12-31
BOSTON PACIFIC MEDICAL INC
filed 2003-03-27
CIK 884380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: (801) 785-2328

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
COMMON STOCK	NONE
PAR VALUE $0.01

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ -0-

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 20, 2003, there were 15,000,000 shares of the Registrant's Common stock outstanding.

Documents Incorporated by Reference: None

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

Boston Pacific Medical, Inc. (the "Company") was incorporated under the laws of the State of Massachusetts on June 12, 1989. The original name of the Company was The Boston & Pacific Company, Inc. The original capitalization consisted of 200,000 common shares, par value $1.00, and 100,000 preferred shares, par value $2.45. Since inception, the Company has amended its articles of organization as follows:

* On June 13, 1990, the Company increased the number of authorized common shares to 300,000 and decreased both the number of authorized preferred shares to 86,167 and the par value to $1.00.

* On January 25, 1991, the Company increased the number of authorized common shares to 400,000 and increased the number of preferred shares to 134,582.

* On December 12, 1991, the Company increased the number of authorized common shares to 450,000 and increased the number of authorized preferred shares to 221,037.

* On January 28, 1992, the Company authorized a forward split of the common stock resulting in an increase in the number of authorized common shares to 1,485,000.

* On February 7, 1992, the Company changed its name to Boston Pacific Medical, Inc. and reduced the par value of the common stock to $0.01.

* On April 29, 1992, the Company restated its articles of organization and increased the number of authorized common shares to 5,000,000.

* On July 7, 1993, the Company increased the number of authorized common shares to 15,000,000.

* On April 12, 1996, the Company changed its name to Boston Pacific Capital, Inc.

* On July 30, 2002, the Company changed its name to Boston Pacific Medical, Inc.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not maintain any corporate offices. However, it does maintain a mailing address for correspondence at the home of the president. The mailing address is furnished by the president at no cost to the Company.

ITEM 3. LEGAL PROCEEDINGS

No legal proceedings are reportable pursuant to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2002.

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

At March 20, 2003, the Company had approximately 88 shareholders of record. The Company has appointed Atlas Stock Transfer, 5899 South State Street, Suite 24, Murray, UT 84107, to act as its transfer agent.

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

The Company incurred expenses of approximately $32,000 for the year ended December 31, 2002. These expenses included the cost of obtaining a release from prior management, the cost of changing transfer agents, and the costs of preparing and filing the Company's periodic reports. These cash requirements were met through the sale of 1,000,000 shares to STI Holdings, Inc., a company controlled by John Chymborak and Kip Eardley, at $.02 per share for gross proceeds of $20,000. The balance of the cash proceeds were advanced to the Company by a shareholder and are repayable upon demand, although management does not anticipate that demand would be made until the Company has sufficient funds to repay the cash advancement.

Cash requirements for fiscal 2003 are estimated to be approximately $10,000. These funds have been advanced by one of the shareholders. These expenses are primarily for legal and accounting fees in connection with the preparation and filing of the Company's periodic reports. There are no agreements with any person and no assurance that all or a portion of these funds will be loaned or provided to the Company. If the Company is unable to borrow such funds, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available or that if it is made available, it could be obtained on terms favorable to the Company.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the years subsequent to 1995, the Company has not engaged an independent auditor. On June 27, 2002, the Company engaged Sellers and Andersen L.L.C. (formerly Andersen Andersen & Strong, L.C.) to audit the Company's financial statements for the years ended December 31, 2001 and 2000. During the Company's two most recent fiscal years and through the date of engagement, neither the Company, nor anyone on its behalf, consulted with Sellers and Andersen regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that Sellers and Andersen concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth as of March 20, 2003, the name, age, and position of the executive officers and sole director of the Company:
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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act requires the Company's directors, its executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Company and the SEC initial reports of ownership and reports of changes in ownership of any equity securities of the Company. With respect to 2002, to the best of the Company's knowledge, all required reports were filed on a timely basis, except for a one time inadvertent delinquent Form 3 filing by Brant Dees, concerning reporting in connection with the acquisition of 8,376,261 shares which occurred during the change of control of the Company on or about June 11, 2002. The Form 3 was subsequently filed on March 5, 2003. Mr. Dees did not file a Form 5 for the year ended December 31, 2002. In making this statement, the Company has relied in part on written representations of its directors and certain of its current and former executive officers, and the copies of reports provided to the Company.

ITEM 10. EXECUTIVE COMPENSATION

There has been no compensation awarded to, earned by, or paid to any of the executive officers of the Company during the years ended December 31, 2000, 2001, and 2002.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of March 20, 2003, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Brant Dees	8,376,261	55.84%
428 East 790 South
Pleasant Grove, UT 84062

Executive Officers and Directors as a Group (1 Person)	8,376,261	55.84%

STI Holdings, Inc.	1,000,000	6.67%
5882 S. 900 E.
Suite 202
Salt Lake City, UT 84121

Robyn Baras	1,210,000(2)	7.46%
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

At December 31, 2002, the Company had no compensation plan under which equity securities of the Company were authorized for issuance.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2002, Lawrence Baras, the sole officer and director of the Company at such time, granted a general release to the Company for $20,000 paid by STI Holdings, Inc., a company controlled by John Chymboryk and Kip Eardley. Mr. Eardley is the brother-in-law of Brant Dees, the sole officer and director of the Company. The Company issued 1,000,000 shares of common stock to STI Holdings as consideration for paying the $20,000 for the general release from Mr. Baras. In addition, the Company has agreed to issue to Mr. Baras 10,000 common shares for services rendered after the change of control in June 2002.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements are included in this report:

(a)(2) Exhibits. The following exhibits are included as part of this report:

Exhibit No.	Description of Exhibit	Location
3.1	Restated Articles of Organization, as amended	(1)
3.2	Current Bylaws	(1)
4.1	Form of Common Stock Certificate	(1)
4.2	Designation of Rights of Holders of 8% Convertible Preferred Shares	(2)
16.1	Letter from Andersen Andersen & Strong, L.C. to the Securities and Exchange Commission	(1)
99.1	Written Statement of the Chief Executive Officer and Principal Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934	Attached

(1) Filed with the Securities and Exchange Commission on January 23, 2003, as an exhibit with the annual report on Form 10-KSB for the year ended December 31, 2001 (SEC File No. 1-1115).

(2) Filed with the Securities and Exchange Commission on July 18, 2002, as an exhibit with the current report on Form 8-K dated June 11, 2002 (SEC File No. 1-1115).

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, our management conducted an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Pacific Medical, Inc.

Date: March 24, 2003 By: /s/ Brant Dees

Brant Dees, President, Chief Financial & Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.

Date: March 24, 2003 /s/ Brant Dees

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003 /s/ Brant Dees

____________________________________

Brant Dees, Chief Executive Officer and Chief Financial Officer

SELLERS AND ANDERSEN, L.L.C. 941 East 3300 South, Suite 202

Certified Public Accountants and Business Consultants Salt Lake City, Utah 84106

Telephone 801 486-0096

Member SEC Practice Section of the AICPA Fax 801 486-0098

Board of Directors

Boston Pacific Medical, Inc.

Salt Lake City, Utah

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Boston Pacific Medical, Inc. (development stage company) at December 31, 2002, and the statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001, and the period January 1, 1996 (date of inception of development stage) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Pacific Medical, Inc. at December 31, 2002 and the results of operations, and cash flows for the years ended December 31, 2002 and 2001 and the period January 1, 1996 (date of inception of development stage) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah

March 18, 2003 s\ Sellers and Andersen L.L.C.

BOSTON PACIFIC MEDICAL, INC.

(Development Stage Company)

BALANCE SHEET

December 31, 2002

ASSETS
CURRENT ASSETS
Cash	$ -
___________
Total Current Assets	$ -
==========
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
Accounts payable - affiliate	$ 4,921
Accounts payable	7,151
___________
Total Current Liabilities	12,072
___________
STOCKHOLDERS' DEFICIENCY
Preferred stock
221,037 shares authorized at $1.00 par value; 20,000 shares issued and outstanding	20,000
Common stock
15,000,000 shares authorized at $0.01 par value;15,000,000 shares issued and outstanding	150,000
Capital in excess of par value - dated January 1, 1996 - note 1	(150,000)
Deficit accumulated during development stage - dated January 1, 1996 - note 1	(32,072)
___________
Net Stockholders' Deficiency	(12,072)
___________
$ -
==========

The accompanying notes are an integral part of these financial statements.

BOSTON PACIFIC MEDICAL, INC.

(Development Stage Company)

STATEMENT OF OPERATIONS

For the Years Ended December 31, 2002 and 2001 and the Period

January 1, 1996 (date of inception of development stage) to December 31, 2002

	Dec 31,	Dec 31,	Jan 1, 1996
	2002	2001	to Dec 31, 2002
REVENUES	$ -	$ -	$ -
EXPENSES	32,072	-	32,072
	___________	___________	___________
NET LOSS	$ (32,072)	$ -	$ (32,072)
	==========	==========	==========
NET LOSS PER COMMON SHARE
Basic	$ -	$ -
	==========	==========
AVERAGE OUTSTANDING SHARES(stated in 1,000's)
Basic	15,000	5,624
	==========	==========

The accompanying notes are an integral part of these financial statements.

BOSTON PACIFIC MEDICAL, INC.

(Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period January 1, 1996 (date of inception of development stage ) to December 31, 2002

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance January 1, 1996	200,000	$ 200,000	5,966,062	$ 59,660	$ (259,660)	$ -
Net operating loss for the year ended December 31, 1996	-	-	-	-	-	-
Return and cancellation of shares as contribution to capital - December 17, 1997	-	-	(342,323)	(3,423)	3,423	-
Net operating loss for the year ended December 31, 1997	-	-	-	-	-	-
Net operating loss for the year ended December 31, 1998	-	-	-	-	-	-
Net operating loss for the year ended December 31, 1999	-	-	-	-	-	-
Net operating loss for the year ended December 31, 2000	-	-	-	-	-	-
Net operating loss for the year ended December 31, 2001	-	-	-	-	-	-
	___________	___________	___________	___________	___________	___________
Balance December 31, 2001	200,000	200,000	5,623,739	56,237	(256,237)	-
Issuance of common stock for redemption of preferred stock - June 28, 2002	(180,000)	(180,000)	8,376,261	83,763	96,237	-
Issuance of common stock for cash at $.02 - June 28, 2002	-	-	1,000,000	10,000	10,000	-
Net operating loss for the year ended December 31, 2002	-	-	-	-	-	(32,072)
	___________	___________	___________	___________	___________	___________
Balance December 31, 2002	20,000	$ 20,000	15,000,000	$ 150,000	$ (150,000)	$ (32,072)
	==========	==========	==========	==========	==========	==========

The accompanying notes are an integral part of these financial statements.

BOSTON PACIFIC MEDICAL, INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2002 and 2001 and the Period

January 1, 1996 (date of inception of development stage) to December 31, 2002

	Dec 31,	Dec 31,	Jan 1, 1996 to
	2002	2001	to Dec 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (32,072)	$ -	$ (32,072)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in accounts payable	12,072	-	12,072
	___________	___________	___________
Net Change in Cash From Operations	(20,000)		(20,000)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	20,000	-	20,000
	___________	___________	___________
Net Change in Cash	-	-	-
Cash at Beginning of Period	-	-	-
	___________	___________	___________
Cash at End of Period	$ -	$ -	$ -
	==========	==========	==========

The accompanying notes are an integral part of these financial statements.

BOSTON PACIFIC MEDICAL, INC.

( Development Stage Company )

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

1. ORGANIZATION

The Company was incorporated under the laws of the state of Massachusetts on June 12, 1989 with the name "Boston & Pacific Company Inc." with authorized common capital stock of 200,000 shares with par value of $1.00 and preferred stock of 100,000 shares with a par value of $2.45.There have been several changes in the authorized common and preferred stock and name changes and on July 7, 1993 the authorized was increased to 15,000,000 common shares with a par value of $.01 and 221,037 preferred shares with a par value of $1.00 and on July 30, 2002 the name was changed to "Boston Pacific Medical, Inc." The terms of the preferred shares include conversion rights of 60.5 shares of common for each share of preferred at any time after 90 days of the issuance of the preferred, at the option of the holder, which would amount to 1,210,000 additional common shares issued. The voting rights of the preferred is 60.5 votes for each share of preferred. The liquidation rights of the preferred include a preference of $.01 per share plus any unpaid declared dividends after any senior rights. There has been no preferred dividends declared. The Company will have the obligation to increase the authorized common stock, if necessary, to satisfy the terms of the preferred.

For the years prior to January 1, 1996 the Company completed several acquisitions and divestitures of subsidiaries and during 1995 transferred all its remaining assets in exchange for the assumption of its liabilities as part of a divestiture of its remaining subsidiary and the Company then became inactive. Prior to January 1, 1996 the Company and its subsidiaries reported their operations as a consolidated group and have been unable to separate the accumulated operating deficit of the Company from its former subsidiaries. On January 1, 1996 the management of the Company completed a recapitalization of the Company by adjusting the accumulated deficit to zero with a corresponding adjustment to the excess over par value account, with the statement of operations to begin on that date. The Company is considered to be in the development stage after that date.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On December 31, 2002, the Company had a net operating loss available for carry forward of $73,288. The tax benefit of approximately $21,986 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2005 through 2023.

BOSTON PACIFIC MEDICAL, INC.

( Development Stage Company )

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2002

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

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Revenue Recognition

Revenue is recognized on the sale and delivery of product or the completion of services provided.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

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

December 31, 2002

3. COMMON CAPITAL STOCK

During June 2002 the Company issued 8,376,261 shares to redeem 180,000 shares of preferred stock and 1,000,000 shares, under a private placement, for $20,000.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled companies have acquired 63% of the common stock of the Company.

An affiliate of the Company (by common officers) has made demand, no interest loans of $4,921.

5. GOING CONCERN

The Company does not have the working capital necessary for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans, by related parties, and equity funding, which will enable the Company to operate for the coming year.