Form 10QSB
period 2003-03-31
BOSTON PACIFIC MEDICAL INC
filed 2003-05-15
CIK 884380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2003

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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes [ ] No [X] (2) Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 13, 2003, there were 15,000,000 shares of the Registrant's Common Stock outstanding.

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of its operations and changes in its financial position from January 1, 1996, through March 31, 2003, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

BOSTON PACIFIC MEDICAL, INC.

(Development Stage Company)

BALANCE SHEETS

March 31, 2003 and December 31, 2002

	Mar 31,	Dec 31,
	2003	2002
ASSETS
CURRENT ASSETS
Cash	$ -	$ -
	___________	___________
Total Current Assets	$ -	$ -
	==========	==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - related party	$ 13,378	$ 4,921
Accounts payable	4,074	7,151
	___________	___________
Total Current Liabilities	17,452	12,072
	___________	___________
STOCKHOLDERS' EQUITY - (deficiency)
Preferred stock
221,037 shares authorized at $1.00 par value; 20,000 shares issued and outstanding	20,000	20,000
Common stock
15,000,000 shares authorized at $0.01 par value; 15,000,000 shares issued and outstanding	150,000	150,000
Capital in excess of par value - dated January 1, 1996 - note 1	(150,000)	(150,000)
Deficit accumulated during development stage - dated January 1, 1996 - note 1	(37,452)	(32,072)
	___________	___________
Total Stockholders' Equity - (deficiency)	(17,452)	(12,072)
	___________	___________
	$ -	$ -
	==========	==========

The accompanying notes are an integral part of these financial statements.

BOSTON PACIFIC MEDICAL, INC.

(Development Stage Company)

STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2003 and 2002 and the Period

January 1, 1996 (date of inception of development stage) to March 31, 2003

	Mar 31,	Mar 31,	Jan 1, 1996
	2003	2002	to Mar 31, 2003
REVENUES	$ -	$ -	$ -
EXPENSES	5,380	-	37,452
	___________	___________	___________
NET LOSS	$ (5,380)	$ -	$ (37,452)
	==========	==========	==========
NET LOSS PER COMMON SHARE
Basic	$ -	$ -
	==========	==========
AVERAGE OUTSTANDING SHARES (stated in 1000's)
Basic	15,000	15,000
	==========	==========

The accompanying notes are an integral part of these financial statements.

BOSTON PACIFIC MEDICAL, INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2003 and 2002 and the Period

January 1, 1996 (date of inception of development stage) to March 31, 2003

	Mar 31,	Mar 31,	Jan 1, 1996 to
	2003	2002	to Mar 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,380)	$ -	$ (37,452)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in accounts payable	5,380	-	17,452
	___________	___________	___________
Net Change in Cash From Operations	-	-	(20,000)
	___________	___________	___________
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	20,000
	___________	___________	___________
Net Change in Cash	-	-	-
Cash at Beginning of Period	-	-	-
	___________	___________	___________
Cash at End of Period	$ -	$ -	$ -
	==========	==========	==========

The accompanying notes are an integral part of these financial statements.

BOSTON PACIFIC MEDICAL, INC.

( Development Stage Company )

NOTES TO FINANCIAL STATEMENTS

March 31, 2003

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

Financial Instruments

The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values.

BOSTON PACIFIC MEDICAL, INC.

( Development Stage Company )

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2003

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes

On March 31, 2003, the Company had a net operating loss available for carry forward of $78,668. The tax benefit of approximately $23,600 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2005 through 2023.

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

March 31, 2003

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled companies have acquired 63% of the common stock of the Company.

An affiliate of the Company (by common officers) has made demand, no interest loans to the Company of $13,378.

4. GOING CONCERN

The Company does not have the working capital necessary for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from related parties, and equity funding, which will enable the Company to operate for the coming year.

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

PART II

ITEM 5. OTHER INFORMATION

Series B Preferred Stock

On April 11, 2003, the Board of Directors authorized the creation of a Series B Preferred stock, consisting of 10,000 shares of the authorized preferred stock of the Company. The new series is not convertible into common stock of the Company. The holders of the Series B Preferred Stock have 1,300 votes per share of the Preferred Stock and are entitled to vote on any and all matters brought to a vote of shareholders of Common Stock. In the event of any liquidation, dissolution or winding up of the Company, holders of shares of the Series B Preferred Stock are entitled to receive, out of legally available assets, a liquidation preference of $1.00 per share, plus an amount equal to any accrued and unpaid dividends to the payment date. Outstanding shares of Series B Preferred Stock are not subject to redemption by the Company. The designation, number of, voting powers, designations, preferences, limitations, restrictions and relative rights of the Series B Preferred Stock may be amended by a resolution of the Board of Directors.

The Company issued 10,000 shares of the Series B Preferred Stock on April 11, 2003, to Capital Holdings, LLC for prior consulting services rendered to the Company.

Reverse Stock Split

On May 5, 2003, at a special meeting of shareholders of the Company, shareholders holding shares representing a majority of the votes authorized a reverse split of the outstanding common shares of the Company at the rate of one share for each 100 shares outstanding, provided that no shareholder would be reduced to fewer than 100 shares. At the meeting, 9,376,000 common shares voted for the reverse split and 13,000,000 votes by the holder of the Series B Preferred Stock were cast for the reverse split. No shares voted against the proposed stock split and no shares abstained from voting. The reverse split was declared effective on May 5, 2003. As a result of the reverse stock split, the Company will have approximately 159,521 common shares outstanding.

Change of Domicile

On May 5, 2003, at the special meeting of shareholders of the Company, shareholders holding shares representing a majority of the votes authorized a change of domicile of the Company from the Commonwealth of Massachusetts to the State of Nevada. In connection with the change of domicile, the shareholders also approved the following changes to the Nevada corporation formed for the purpose of the changing the domicile: (i) a name change to DirectView, Inc.; (ii) an increase the number of authorized shares of common stock from 15,000,000 to 300,000,000, with a change in the par value of the common stock to $.0001 per share; and (iii) an increase in the number of authorized shares of preferred stock from 221,037 to 5,000,000, with a change in the par value to $.0001. At the meeting, 9,376,000 common shares voted for the reverse split and 13,000,000 votes by the holder of the Series B Preferred Stock were cast for the reverse split. No shares voted against the proposed stock split and no shares abstained from voting.

In anticipation of the change of domicile, on April 11, 2003, the Company incorporated a Nevada corporation by the name of Boston Pacific Medical, Inc. as a wholly owned subsidiary of the Company (the "Nevada Company"). Also on April 11, 2003, the Company and the Nevada Company entered into a Plan and Agreement of Merger to effect the change of domicile. The agreement provides that on the effective date of the merger the Company would be merged into the Nevada Company as the surviving entity, with the name and capitalization changes authorized by the shareholders. Each share of post-reverse split common stock of the Company would be exchanged for one share of the common stock of the Nevada Company on the effective date of the merger. Each outstanding share of 8% Convertible Preferred Stock would be converted into one share of 8% Convertible Preferred Stock of the Nevada Company with the same rights and preferences as the same series of preferred stock of the Massachusetts company, except that rather than being convertible into 60.5 common shares, these preferred shares would be convertible into 500 common shares, and would have voting rights equal to the conversion rate of this series. Each outstanding share of Series B Preferred Stock would be converted into one share of Series B Preferred Stock of the Nevada Company with the same rights and preferences as the same series of preferred stock of the Massachusetts company.

Management anticipates that the change of domicile will be effective on or about May 15, 2003.

Proposed Reverse Acquisition of Ralston Communication, Inc.

On April 10, 2003, the Company entered into a letter of intent with Ralston Communications, Inc., a Florida corporation providing video, audio, multipoint videoconferencing, document conferencing, data and IP videoconferencing services. The parties anticipate issuing 107,776,566 post-reverse split shares for all of the outstanding stock of Ralston and changing management of the Company to persons designated by Ralston. Management anticipates that closing of the transaction will occur on or about May 16, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibit is attached to this report:

3.1 Articles of Incorporation of the Nevada Company filed on April 11, 2003

3.2 Bylaws of the Nevada Company

3.3 Agreement and Plan of Merger dated April 11, 2003

3.4 Articles of Merger of the Nevada Company

4.1 Designation of Rights for the 8% Convertible Preferred Stock of the Nevada Company

4.2 Designation of Rights for the Series B Preferred Stock of the Nevada Company

99.1 Written Statement of the Chief Executive Officer and Principal Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the first quarter of the fiscal year ending December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Boston Pacific Medical, Inc.

Date: May 14, 2003 By: /s/ Brant Dees

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

Date: May 14, 2003

/s/ Brant Dees

Brant Dees, Chief Executive Officer and Principal Financial Officer