Form 10QSB
period 2003-06-30
BOSTON PACIFIC MEDICAL INC
filed 2003-08-21
CIK 884380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended June 30, 2003
                               -------------

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to __________

         Commission File Number: 1-1115
                                 ------


                                DIRECTVIEW, INC.
                                ----------------
        (Exact name of Small Business Issuer as specified in its charter)


                NEVADA                                   04-3053538
                ------                                   ----------
     State or other jurisdiction                   I.R.S. Employer I.D. No.
   of incorporation or organization


             21218 ST. Andrews Boulevard No. 323, Boca Raton 33432
             -----------------------------------------------------
                    (Address of principal executive offices)


                                 (561) 988-5554
                                 --------------
                            Issuer's telephone number


         Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),

                                 Yes [ ] No [X]

         and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

         State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At July 31, 2003, there were 147,936,087 shares of the Registrant's Common Stock outstanding.

                                DIRECTVIEW, INC.
                     (FORMERLY BOSTON PACIFIC MEDICAL, INC.)
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2003

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet (Unaudited) As of June 30, 2003............3

         Consolidated Statements of Operations (Unaudited)
         For the Three and Six Months Ended June 30, 2003 and 2002.............4

         Consolidated Statements of Cash Flows (Unaudited)
         For the Six Months Ended June 30, 2003 and 2002.......................5

         Notes to Consolidated Financial Statements.........................6-10

         Item 2 - Management's Discussion and Analysis or
                  Plan of Operations.......................................11-12

         Item 3 - Controls and Procedures.....................................13

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings...........................................13

         Item 2 - Changes in Securities and Use of Proceeds...................13

         Item 3 - Default Upon Senior Securities..............................14

         Item 4 - Submission of Matters to a Vote of Security Holders.........14

         Item 5 - Other Information...........................................14

         Item 6 - Exhibits and Reports on Form 8-K............................14

         Signatures...........................................................15

                                DIRECTVIEW, INC.
                     (FORMERLY BOSTON PACIFIC MEDICAL, INC)
                           CONSOLIDATED BALANCE SHEET
                                 JUNE, 30, 2003
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS:
    Cash .........................................................  $    11,456
    Accounts Receivable (Net of Allowance for
      Doubful Accounts of $72,568) ...............................       12,512
                                                                    -----------

        Total Current Assets .....................................       23,968

DUE FROM AFFILIATES ..............................................      124,188

PROPERTY AND EQUIPMENT - Net .....................................        1,245
                                                                    -----------

        Total Assets .............................................  $   149,401
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Notes  and Loans Payable .....................................  $    82,500
    Accounts Payable .............................................      432,893
    Accrued Expenses .............................................      139,314
    Due to Shareholder - M. Ralston ..............................      429,207
                                                                    -----------

        Total Current Liabilities ................................    1,083,914
                                                                    -----------

STOCKHOLDERS' DEFICIT:
    Preferred Stock ($0.0001 Par Value; 5,000,000 Shares
        Authorized; 0 Shares Issued and Outstanding) .............            -
    Common Stock ($0.0001 Par Value; 300,000,000 Shares
        Authorized; and 147,936,087 Shares Issued and Outstanding)       14,794
    Additional Paid-in Capital ...................................      105,306
    Accumulated Deficit ..........................................   (1,054,613)
                                                                    -----------

        Total Stockholders' Deficit ..............................     (934,513)
                                                                    -----------

        Total Liabilities and Stockholders' Deficit ..............  $   149,401
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                                          DIRECTVIEW, INC.
                               (FORMERLY BOSTON PACIFIC MEDICAL, INC)
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                                 For the Three Months        For the Six Months
                                                     Ended June 30,            ended June 30,
                                               ------------------------   ------------------------
                                                   2003          2002         2003          2002
                                               ------------   ---------   ------------   ---------
NET SALES ...................................  $     70,242   $ 182,042   $    151,942   $ 476,299

COST OF SALES ...............................        15,572      50,440         42,873      98,945
                                               ------------   ---------   ------------   ---------

GROSS PROFIT ................................        54,670     131,602        109,069     377,354
                                               ------------   ---------   ------------   ---------

OPERATING EXPENSES:
    Advertising .............................           375       1,794            375       1,994
    Bad Debt ................................        10,000      14,300         10,000      14,300
    Depreciation ............................         1,104       5,753          2,207      11,503
    Professional Fees .......................        40,220       8,878         46,320      18,122
    Rent ....................................         6,000      48,296         10,000      96,592
    Compensation ............................        28,656     120,299         56,150     178,956
    Other Selling, General and Administrative        45,164      44,585         80,833     109,102
                                               ------------   ---------   ------------   ---------

        Total Operating Expenses ............       131,519     243,905        205,885     430,569
                                               ------------   ---------   ------------   ---------

LOSS FROM OPERATIONS ........................       (76,849)   (112,303)       (96,816)    (53,215)

OTHER INCOME (EXPENSES):
    Rental Income ...........................             -      10,500          2,700      30,500
    Interest Income .........................             -           -              -           -
    Interest Expense ........................             -           -              -      (7,500)
                                               ------------   ---------   ------------   ---------

        Total Other Expenses ................             -      10,500          2,700      23,000
                                               ------------   ---------   ------------   ---------

NET LOSS ....................................  $    (76,849)  $(101,803)  $    (94,116)  $ (30,215)
                                               ============   =========   ============   =========

NET (LOSS) INCOME PER COMMON
    SHARE - BASIC AND DILUTED ...............         (0.00)      (0.64)         (0.00)      (0.19)
                                               ============   =========   ============   =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ..    68,547,804     159,521     39,238,540     159,521
                                               ============   =========   ============   =========

                   See accompanying notes to consolidated financial statements.

                                                -4-

                                DIRECTVIEW, INC.
                     (FORMERLY BOSTON PACIFIC MEDICAL, INC)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           For the Six Months
                                                              Ended June 30,
                                                          ---------------------
                                                            2003         2002
                                                          --------    ---------
                                                         (unaudited) (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss ...........................................   $(94,116)   $ (30,215)
   Adjustments to Reconcile Net Loss to Net
     Cash Flows Used in Operating Activities:

       Depreciation ...................................      2,207       11,503
       Loss on Disposal of Property and Equipment .....      6,864            -

         (Increase) Decrease in:
         Accounts Receivable ..........................     (2,573)       6,714
         Due from Affiliates ..........................      8,510      (14,830)

         Increase (Decrease) in:
         Accounts Payable .............................     37,147      (47,319)
         Customer Deposits ............................          -      (68,022)
         Accrued Expenses .............................     31,032      116,546
                                                          --------    ---------

Net Cash Flows Used in Operating Activities ...........    (10,929)     (25,623)
                                                          --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) Increase in Bank Overdraft ..............     (1,507)       3,426
   Proceeds from Notes Payable - PPM ..................     45,000       25,000
   Repayments of Credit Lines .........................          -       (2,006)
   Advances from Shareholder ..........................    (21,108)        (797)
                                                          --------    ---------

Net Cash Flows Provided by Financing Activities .......     22,385       25,623
                                                          --------    ---------

Net Increase in Cash ..................................     11,456            -

Cash - Beginning of Year ..............................          -            -
                                                          --------    ---------

Cash - End of Year ....................................   $ 11,456    $       -
                                                          ========    =========

          See accompanying notes to consolidated financial statements.

                                DIRECTVIEW, INC.
                     (FORMERLY BOSTON PACIFIC MEDICAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments have been included and all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.

These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2002 and notes thereto contained in the Report on Form 10-KSB of DirectView, Inc. (formerly Boston Pacific Medical, Inc.) ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results for the full fiscal year ending December 31, 2003.


2. ORGANIZATION

The Company was incorporated under the laws of the state of Massachusetts on June 12, 1989 with the name "Boston & Pacific Company Inc." with authorized common capital stock of 200,000 shares with par value of $1.00 and preferred stock of 100,000 shares with a par value of $2.45.There have been several changes in the authorized common and preferred stock and name changes. On July 7, 1993 the authorized was increased to 15,000,000 common shares with a par value of $.01 and 221,037 preferred shares with a par value of $1.00 and on July 30, 2002 the name was changed to "Boston Pacific Medical, Inc." The terms of the preferred shares include conversion rights of 60.5 shares of common for each share of preferred at any time after 90 days of the issuance of the preferred, at the option of the holder, which would amount to 1,210,000 additional common shares issued. The voting rights of the preferred is 60.5 votes for each share of preferred. The liquidation rights of the preferred include a preference of $.01 per share plus any unpaid declared dividends after any senior rights. There has been no preferred dividends declared. The Company will have the obligation to increase the authorized common stock, if necessary, to satisfy the terms of the preferred.

On May 5, 2003, at the special meeting of shareholders of the Company, shareholders holding shares representing a majority of the votes authorized a change of domicile of the Company from the Commonwealth of Massachusetts to the State of Nevada. In connection with the change of domicile, the shareholders also approved the following changes to the Nevada corporation formed for the purpose of the changing the domicile: (i) a name change to DirectView, Inc.;
(ii) an increased the number of authorized shares of common stock from 15,000,000 to 300,000,000, with a change in the par value of the common stock to $.0001 per share; and (iii) an increase in the number of authorized shares of preferred stock from 221,037 to 5,000,000, with a change in the par value to $.0001. At the meeting, 9,376,000 common shares voted for the reverse split and 13,000,000 votes by the holder of the Series B Preferred Stock were cast for the reverse split. No shares voted against the proposed stock split and no shares abstained from voting.

                                DIRECTVIEW, INC.
                     (FORMERLY BOSTON PACIFIC MEDICAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2003

2. ORGANIZATION (continued)

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

On May 30, 2003, the Company consummated an Agreement and Plan of Merger (the "Merger Agreement") with DirectView, Inc. a Nevada corporations ("DirectView") formerly Boston Pacific Medical ("BPMI") and its wholly-owned subsidiary, BPMI Acquisition, a Florida corporation ("Merger Sub"). At the time of merger the Company's shareholder exchanged all of her issued shares for 107,776,566 shares of DirectView's restricted common stock. The Merger Agreement has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Ralston, pursuant to which Ralston is treated as the continuing entity.


2. RECENT ACCOUNTING PRONOUNCEMENT

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of Statement 148 as of June 30, 2003 did not have a material impact on the Company's financial condition or results of operations.

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Financial Instruments and Hedging Activities," was issued and is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The changes in this Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying guarantee to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and (4) amends certain other existing pronouncements. The Company does not believe this Statement will have a material effect on its results of operations or financial position.

                                DIRECTVIEW, INC.
                     (FORMERLY BOSTON PACIFIC MEDICAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2003

2. RECENT ACCOUNTING PRONOUNCEMENT (continued)

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. We plan to adopt SFAS No. 150 in the second quarter of Fiscal 2004. We do not expect the adoption of SFAS No. 150 to have a significant impact on our consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. . The adoption of this pronouncement is not expected to have a material effect on the earnings or financial position of the Company.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated financial position and results of operations.

In January 2003, the EITF finalized a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." The Task Force concluded that cash consideration in excess of specific identifiable costs, including sales incentives, allowances, discounts, coupons, rebates and price reductions, when meeting certain criteria, constitute a reduction in vendor price, and should therefore be reflected as a reduction in cost of sales when the related merchandise is sold. The EITF concluded that this literature should be applied to new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. We adopted EITF 02-16 as of January 1, 2003. The adoption of EITF 02-16 had an immaterial impact on our consolidated financial position and results of operations.

In January 2003, the EITF finalized a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." The Task Force concluded that cash consideration in excess of specific identifiable costs, including sales incentives, allowances, discounts, coupons, rebates and price reductions, when meeting certain criteria, constitute a reduction in vendor price, and should therefore be reflected as a reduction in cost of sales when the related merchandise is sold. The EITF concluded that this literature should be applied to new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. We adopted EITF 02-16 as of January 1, 2003. The adoption of EITF 02-16 had an immaterial impact on our consolidated financial position and results of operations.

                                DIRECTVIEW, INC.
                     (FORMERLY BOSTON PACIFIC MEDICAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2003

3. NOTES PAYABLE

On June 18, 2003, the Company converted $120,000 in notes payable into 12,000,000 shares of its restricted common stock at $0.01 per share which approximates fair market value on that date (see Note 4).


4. STOCKHOLDERS' DEFICIT

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

In connection with the reverse acquisition with Ralston the Company issued 18,000,000 shares of its restricted common stock in exchage for all the outstanding shares of its Series B Preferred Stock.

Additionally, on June 19, 2003, the Company converted all remaining outstanding preferred shares into 10,000,000 shares of the Company's restricted common stock.

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

Common Stock

In connection with the reverse acquisition on May 30, 2003, the Company exchanged 107,776,566 of its restricted common stock for all the issued and outstanding shares of Ralston Communications, Inc.

On June 18, 2003, the Company converted $120,000 in notes payble into 12,000,000 shares of its restricted common stock at $0.01 per share (see Note 3).

                                DIRECTVIEW, INC.
                     (FORMERLY BOSTON PACIFIC MEDICAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2003

4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholder's deficit of $904,513 and working capital deficiency of $1,029,946 as of June 30, 2003 and had net losses and cash used in operations of $64,116 and $10,929 respectively, in 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is in the process of implementing new marketing strategies and has completed a merger into a publicly traded company (see Note 1). Certain related parties continue to fund the Company with loans as needed. Management believes the actions it is taking will allow the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This report on Form 10-QSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond the control of the Company and its management.

OVERVIEW

DirectView, Inc. is a full-service provider of teleconferencing services to businesses and organizations. The Company's conferencing services enable its clients to cost-effectively conduct remote meetings by linking participants in geographically dispersed locations. Our primary focus is to provide high value-added conferencing services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, and other domestic and multinational companies.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for Dynamic Imaging includes revenue recognition and accounting for stock based compensation.

Revenue Recognition - Revenue is recognized upon completion of conferencing services. The Company generally does not charge up-front fees and bills its customers based on usage. Revenue for video equipment sales is recognized upon delivery and installation

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

All comparisons made in this comparison are between the operations of Ralston Communications, Inc., the continuing accounting entity in the reverse acquisition completed on May 30, 2003.

Net sales for the six months ended June 30, 2003 were $151,942 compared to $476,299 for the six months ended June 30, 2002, a decrease of $324,357 or 68%. This decrease was due to our focus on raising additional capital to fund our operations as well as moving offices due to the abandonment of our prior office space.

Cost of goods sold for the six months ended June 30, 2003 was $42,873 with a gross margin of 72%. Cost of goods sold for the comparable period in 2002 was $98,945 with a gross margin of 79%. The change in our gross margin was due to a slight change in our mix of sales between services and product sales.

Advertising expense for the six months ended June 30, 2003 was $375 compared to $1,994 for the six months ended June 30, 2002.

Bad debt expense for the six months ended June 30, 2003 was $10,000 compared to $14,300 for the comparable 2002 period.

Depreciation expense for the six months ended June 30, 2003 was $2,207 and was $11,503 for the six months ended June 30, 2002. The decrease of $9,296 in depreciation expense was due to the disposal of our leasehold improvements in our former office space.

Professional fees for the six months ended June 30, 2003 were $46,320 as compared to $18,122 for the six months ended June 30, 2002 an increase of $28,198 or 156% and was due to increased professional costs associated with the reverse merger with Ralston.

Compensation expense for the six months ended June 30, 2003 was $56,150 as compared to $178,956 for the six months ended June 30, 2002 a decrease of $122,800 or 68% which was due to the abandonment of our former office space.

Rent expense for the six months ended June 30, 2003 was $10,000 as compared to $96,592 for the six months ended June 30, 2002 a decrease of $86,592 or 90% which was due to the abandonment of our former office space.

Other general and administrative expenses for the six months ended June 30, 2003 were $80,833 as compared to $109,102 for the six months ended June 30, 2002 a decrease of $28,269 or 26%. These expenses consisted of general supplies, insurances and travel and entertainment expenses.

Rental income related to the sublease of portions of our former office space was $2,700 for the six months ended June 30, 2003 as compared to $30,500 for the six months ended June 30, 2002 a decrease of $27,800. This decrease was due to our abandonment of our former office space during the first quarter of 2003. Additionally, we had interest expense of $7,500 during the six months ended June 30, 2002 compared to $0 for the comparable period in 2003, this was due to a conversion of our outstanding debt as well as the assumption of debt by certain shareholders that to date have loaned these funds on a short-term basis interest free.

The Company reported losses for the six months ended June 30, 2003 and 2002 of $94,116 and $30,215, respectively. This translates to a per share loss of $.00 and $.19 for the six months ended June 30, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our available cash equivalent balance at June 30, 2003 was approximately $11,000. From approximately June 30, 2002 through a private placement of convertible notes payable we raised $165,000, of which $120,000 has been converted into shares of our common stock.

During the six months ended June 30, 2003, the Company used net cash of $10,929 for operations. This consisted of a net loss of $94,116 offset by decreases in our operating assets of $5,937 depreciation of $2,207, loss on disposal of property and equipment of $6,864 and increases in our liabilities consisting of accounts payable and accrued expenses of $68,179. Additionally, the Company had net cash flows from financing activities of $22,385. This consisted of a decrease in our bank overdraft of $1,507 and $45,000 in gross proceeds from notes payable and net repayments of $21,108 in advances from a shareholder.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 45 days of the filing of this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities and Use of Proceeds

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

In connection with the reverse acquisition with Ralston the Company issued 18,000,000 shares of its restricted common stock in exchange for all the outstanding shares of its Series B Preferred Stock.

Additionally, on June 19, 2003, the Company converted all remaining outstanding preferred shares into 10,000,000 shares of the Company's restricted common stock.

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

In connection with the reverse acquisition on May 30, 2003, the Company exchanged 107,776,566 of its restricted common stock for all the issued and outstanding shares of Ralston Communications, Inc.

On June 18, 2003, the Company converted $120,000 in notes payble into 12,000,000 shares of its restricted common stock at $0.01 per share (see Note 3).

Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submissions of Matters to a Vote of Security Holders

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

Item 5.  Other Events

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

The change of domicile was effective on or about May 15, 2003.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibit is attached to this report:

         31.1 Certification of Chief Executive Officer and Principal Financial Officer Certification under Section 302

         32.1 Certification of Chief Executive Officer and Principal Financial Officer Certification under Section 906

(b) Reports on Form 8-K:

         Date              Description                            Item Reported
         ----              -----------                            -------------
         May 30, 2003      Change of Control of Regitstrant              5

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             DirectView, Inc.

         Date:  May 21, 2003             By: /s/Jeffrey Robbins
                                             Jeffrey Robbins
                                             President, Principal Executive
                                             and Principal Financial Officer