Form 10QSB
period 2003-09-30
DIRECTVIEW INC
filed 2003-11-26
CIK 884380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended September 30, 2003
                               ------------------

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

         State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At October 31, 2003, there were 211,360,322 shares of the Registrant's Common Stock outstanding.

                                DIRECTVIEW, INC.
                     (FORMERLY BOSTON PACIFIC MEDICAL, INC.)
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet (Unaudited)
         As of September 30, 2003..............................................3

         Consolidated Statements of Operations (Unaudited)
         For the Three and Nine Months Ended September 30, 2003 and 2002.......4

         Consolidated Statements of Cash Flows (Unaudited)
         For the Nine Months Ended September 30, 2003 and 2002.................5

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

         Item 2 - Changes in Securities and Use of Proceeds................13-14

         Item 3 - Default Upon Senior Securities..............................14

         Item 4 - Submission of Matters to a Vote of Security Holders.........14

         Item 5 - Other Information...........................................14

         Item 6 - Exhibits and Reports on Form 8-K............................14

         Signatures...........................................................15

                                DIRECTVIEW, INC.
                     (FORMERLY BOSTON PACIFIC MEDICAL, INC)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER, 30, 2003
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS:
    Cash ......................................................     $    82,087
    Accounts Receivable (Net of Allowance for
      Doubful Accounts of $72,568) ............................          70,780
                                                                    -----------

        Total Current Assets ..................................         152,867

DUE FROM AFFILIATES ...........................................         115,844

PROPERTY AND EQUIPMENT - Net ..................................             142
                                                                    -----------

        Total Assets ..........................................     $   268,853
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Notes  and Loans Payable ..................................     $   144,100
    Accounts Payable ..........................................         450,418
    Accrued Expenses ..........................................         139,725
    Due to Shareholder ........................................         417,128
                                                                    -----------

        Total Current Liabilities .............................       1,151,371
                                                                    -----------

STOCKHOLDERS' DEFICIT:
    Preferred Stock ($0.0001 Par Value;
      5,000,000 Shares Authorized;
      0 Shares Issued and Outstanding) ........................               -
    Common Stock ($0.0001 Par Value;
      300,000,000 Shares Authorized;
      and 211,360,322 Shares Issued and Outstanding) ..........          21,136
    Additional Paid-in Capital ................................       6,124,266
    Accumulated Deficit .......................................      (7,027,920)
                                                                    -----------

        Total Stockholders' Deficit ...........................        (882,518)
                                                                    -----------

        Total Liabilities and Stockholders' Deficit ...........     $   268,853
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                                    DIRECTVIEW, INC.
                         (FORMERLY BOSTON PACIFIC MEDICAL, INC)
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                    For the Three Months         For the Nine Months
                                     Ended September 30,         ended September 30,
                                  -------------------------   -------------------------
                                      2003           2002         2003          2002
                                  -------------   ---------   -------------   ---------
NET SALES ......................  $     179,156   $  77,098   $     331,098   $ 553,397

COST OF SALES ..................         44,249      40,183          87,122     139,128
                                  -------------   ---------   -------------   ---------

GROSS PROFIT ...................        134,907      36,915         243,976     414,269
                                  -------------   ---------   -------------   ---------

OPERATING EXPENSES:
    Advertising ................              -          50             375       2,044
    Bad Debt ...................              -           -          10,000      14,300
    Depreciation ...............          7,967       2,497          10,174      14,000
    Professional Fees ..........        613,497       8,138         659,817      26,260
    Rent .......................          2,232      10,046          12,232     106,638
    Compensation ...............        129,985     (10,172)        186,135     168,784
    Noncash Consulting .........      5,310,433           -       5,310,433           -
    Other Selling, General and
      Administrative ...........         32,930     202,299         113,763     311,401
                                  -------------   ---------   -------------   ---------

        Total Operating Expenses      6,097,044     212,858       6,302,929     643,427
                                  -------------   ---------   -------------   ---------

LOSS FROM OPERATIONS ...........     (5,962,137)   (175,943)     (6,058,953)   (229,158)

OTHER INCOME (EXPENSES):
    Rental Income ..............              -       5,000           2,700      35,500
    Interest Income ............              -           -               -           -
    Interest Expense ...........        (11,170)          -         (11,170)     (7,500)
                                  -------------   ---------   -------------   ---------

        Total Other Expenses ...        (11,170)      5,000          (8,470)     28,000
                                  -------------   ---------   -------------   ---------

NET LOSS .......................  $  (5,973,307)  $(170,943)  $  (6,067,423)  $(201,158)
                                  =============   =========   =============   =========

NET (LOSS) INCOME PER COMMON
  SHARE - BASIC AND DILUTED ....          (0.04)      (1.07)          (0.05)      (1.26)
                                  =============   =========   =============   =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ..................    163,792,146     159,521     111,700,325     159,521
                                  =============   =========   =============   =========

              See accompanying notes to consolidated financial statements.

                                DIRECTVIEW, INC.
                     (FORMERLY BOSTON PACIFIC MEDICAL, INC)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Nine Months
                                                          Ended September 30,
                                                        -----------------------
                                                            2003         2002
                                                        -----------   ---------
                                                        (unaudited)  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss ..........................................  $(6,067,423)  $(201,158)
   Adjustments to Reconcile Net Loss to Net Cash Flows
     Used in Operating Activities:

       Depreciation ..................................        3,310      14,001
       Loss on Disposal of Property and Equipment ....        6,864           -
       Common stock issued for services ..............    6,025,302           -

       (Increase) Decrease in:
         Accounts Receivable .........................      (60,841)     41,075

       Increase (Decrease) in:
         Accounts Payable ............................       54,672      14,941
         Customer Deposits ...........................            -     (68,022)
         Accrued Expenses ............................       31,443     150,881
                                                        -----------   ---------

Net Cash Flows Used in Operating Activities ..........       (6,673)    (48,282)
                                                        -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Bank Overdraft ........................       (1,507)     (1,249)
   Proceeds from Notes Payable .......................      106,600     100,000
   Repayments of Credit Lines ........................            -      (7,480)
   Due from Affiliates ...............................       16,854     (23,589)
   Advances from Shareholder .........................      (33,187)     (7,819)
                                                        -----------   ---------

Net Cash Flows Provided by Financing Activities ......       88,760      59,863
                                                        -----------   ---------

Net Increase in Cash .................................       82,087      11,581

Cash - Beginning of Year .............................            -           -
                                                        -----------   ---------

Cash - End of Year ...................................  $    82,087   $  11,581
                                                        ===========   =========

          See accompanying notes to consolidated financial statements.

                                DIRECTVIEW, INC.
                     (FORMERLY BOSTON PACIFIC MEDICAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

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

These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2002 and notes thereto contained in the Report on Form 10-KSB of DirectView, Inc. (formerly Boston Pacific Medical, Inc.) ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results for the full fiscal year ending December 31, 2003.

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

                                DIRECTVIEW, INC.
                     (FORMERLY BOSTON PACIFIC MEDICAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2003

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

On May 30, 2003, the Company consummated an Agreement and Plan of Merger (the "Merger Agreement") with DirectView, Inc. a Nevada corporation ("DirectView") formerly Boston Pacific Medical ("BPMI") and its wholly-owned subsidiary, BPMI Acquisition, a Florida corporation ("Merger Sub"). At the time of merger the Company's shareholder exchanged all of her issued shares for 107,776,566 shares of DirectView's restricted common stock. The Merger Agreement has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of DirectView, pursuant to which DirectView is treated as the continuing entity.

2. RECENT ACCOUNTING PRONOUNCEMENTS

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

                                DIRECTVIEW, INC.
                     (FORMERLY BOSTON PACIFIC MEDICAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2003

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

                                DIRECTVIEW, INC.
                     (FORMERLY BOSTON PACIFIC MEDICAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2003

3. NOTES PAYABLE

On June 18, 2003, the Company converted $120,000 in notes payable into 12,000,000 shares of its restricted common stock at $0.01 per share which approximates fair market value on that date (see Note 4). Additionally, the Company has short-term noninterest bearing loans with a corporation and an individual totaling $144,100 as of September 30, 2003.

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

On September 24, 2003, the Company issued 55,899,292 shares of common stock to consultants for marketing and business consulting services. The Company valued these shares at $0.095 per share, the fair market on the date of issuance, and recorded consulting expense of $5,310,433.

                                DIRECTVIEW, INC.
                     (FORMERLY BOSTON PACIFIC MEDICAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2003

4. STOCKHOLDERS' DEFICIT (continued)

On September 24, 2003, the Company issued 1,125,000 to employees as a performance bonus and incentives. The Company valued these shares at $0.095 per share and recorded compensation expense of $106,875.

On September 24, 2003, the Company issued 6,399,934 to an attorney for services rendered. The Company valued these shares at $0.095 per share and recorded professional fees of $607,994.

5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholder's deficit of $882,518 and a working capital deficiency of $998,504 as of September 30, 2003, and had net losses of $6,067,423 for the nine months ended September 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is in the process of implementing new marketing strategies. Certain related parties continue to fund the Company with loans as needed. Management believes the actions it is taking will allow the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

6. SUBSEQUENT EVENT

On October 16, 2003, the Company announced that it has entered into a nonbinding letter of intent with Meeting Technologies, Inc., a provider of teleconferencing services. As of the date of this report the acquisition has not yet been finalized and is still pending.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for DirectView, Inc. includes revenue recognition and accounting for stock based compensation.

Revenue Recognition - Revenue is recognized upon completion of conferencing services. The Company generally does not charge up-front fees and bills its customers based on usage. Revenue for video equipment sales is recognized upon delivery and installation.

Accounting for Stock based Compensation - We account for stock based compensation utilizing Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We have adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148 (See Recent Accounting Pronouncements), which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

All comparisons made in this comparison are between the operations of DirectView, Inc., the continuing accounting entity in the reverse acquisition completed on May 30, 2003.

Net sales for the nine months ended September 30, 2003 were $331,098 compared to $553,397 for the nine months ended September 30, 2002, a decrease of $222,299 or 40%. This decrease was due to our focus on raising additional capital to fund our operations as well as moving offices due to the abandonment of our prior office space.

Cost of goods sold for the nine months ended September 30, 2003 was $87,122 with a gross margin of 74%. Cost of goods sold for the comparable period in 2002 was $139,128 with a gross margin of 75%.

Advertising expense for the nine months ended September 30, 2003 was $375 compared to $2,044 for the nine months ended June 30, 2002.

Bad debt expense for the nine months ended September 30, 2003 was $10,000 compared to $14,300 for the comparable 2002 period.

Depreciation expense for the nine months ended September 30, 2003 was $10,174 and was $14,000 for the nine months ended September 30, 2002. The decrease of $3,826 in depreciation expense was due to the disposal of our leasehold improvements in our former office space.

Professional fees for the nine months ended September 30, 2003 were $659,817 as compared to $26,260 for the nine months ended September 30, 2002 an increase of $633,557 and was due to increased professional costs associated with the reverse merger with Ralston additionally $607,994 of this increase was a noncash expense associated with the issuance of our common stock for legal services rendered.

Compensation expense for the nine months ended September 30, 2003 was $186,135 as compared to $168,784 for the nine months ended September 30, 2002 a increase of $17,351 or 10% this increase is primarily due to the issuance of stock to two employees as performance bonuses and incentives. This noncash expense was $106,875. The cash portion of our compensation decreased considerably from 2002 to 2003 and was due to our cash flows.

Rent expense for the nine months ended September 30, 2003 was $12,232 as compared to $106,638 for the nine months ended September 30, 2002 a decrease of $94,406 or 89% which was due to the abandonment of our former office space.

Other general and administrative expenses for the nine months ended September 30, 2003 were $113,763 as compared to $311,401 for the nine months ended September 30, 2002 a decrease of $197,638. The decrease was primarily due to the restructuring of our expenditures to manage our available cash flows.

Rental income related to the sublease of portions of our former office space was $2,700 for the nine months ended September 30, 2003 as compared to $35,500 for the nine months ended September 30, 2002 a decrease of $32,800. This decrease was due to our abandonment of our former office space during the first quarter of 2003. Additionally, we had interest expense of $11,170- during the nine months ended September 30, 2002 compared to $7,500 for the comparable period in 2003.

The Company reported losses for the nine months ended September 30, 2003 and 2002 of $6,067,423 and $201,158, respectively. This translates to a per share loss of $0.05 and $1.26 for the nine months ended September 30, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our available cash equivalent balance at September 30, 2003 was approximately $82,000. From approximately September 30, 2002 through a private placement of convertible notes payable we raised $227,000, of which $120,000 has been converted into shares of our common stock.

During the nine months ended September 30, 2003, the Company had net cash used in operating activities of $6,673. This consisted of a net loss of $6,067,423 and an increase in our accounts receivable of $60,841 offset by decreases in our operating liabilities of $86,115 depreciation of $3,310, loss on disposal of property and equipment of $6,864 and noncash expenses associated with the issuance of our common stock for services of $6,025,302. Additionally, the Company had net cash flows from financing activities of $88,760. This consisted of a decrease in our bank overdraft of $1,507 and $106,600 in gross proceeds from notes payable, net repayments of $33,187 in advances from a shareholder and an increase in due from affiliates of $16,854.

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

On September 24, 2003, the Company issued 55,899,292 to consultants for marketing and business consulting services. The Company valued these shares at $0.095 per share and recorded consulting expense of $5,310,433.

On September 24, 2003, the Company issued 1,125,000 to employees as a performance bonus and incentives. The Company valued these shares at $0.095 per share and recorded compensation expense of $106,875.

On September 24, 2003, the Company issued 6,399,934 to an attorney for services rendered. The Company valued these shares at $0.095 per share and recorded professional fees of $607,994.

Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submissions of Matters to a Vote of Security Holders

         None

Item 5.  Other Events

On October 16, 2003, the Company announced that it has entered into a nonbinding letter of intent with Meeting Technologies, Inc., a provider of teleconferencing services. As of the date of this report the acquisition has not yet been finalized and is still pending.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibit is attached to this report:

         31.1 Certification of Chief Executive Officer and Principal Financial Officer Certification under Section 302

         32.1 Certification of Chief Executive Officer and Principal Financial Officer Certification under Section 906

(b) Reports on Form 8-K:

         Date              Description                            Item Reported
         ----              -----------                            -------------
         8/21/03           Change in Certifying Accountants            4,7
         9/29/03           Regulation FD Disclosure                     9

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             DirectView, Inc.

         Date:  November 26, 2003            By: /s/Jeffrey Robbins
                                             Jeffrey Robbins
                                             President and Principal
                                             Financial and Accounting Officer