Form 10KSB
period 2003-12-31
DIRECTVIEW INC
filed 2004-04-16
CIK 884380

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                DIRECTVIEW, INC.
             (Exact name of Registrant as specified in its Charter)

              Nevada                  001-11115                04-3053538
              ------                 ---------                 ----------
   (State or other jurisdiction   (Commission File No.)     (IRS Employer
         of incorporation)                                  Identification No.)

                        7700 West Camino Real, Suite 200
                            Boca Raton, Florida 33433
                                 (561) 750-9777
          (Address and telephone number of principal executive offices)


Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                                      None

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]    No [    ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant on April 15, 2004 computed by reference to the average bid and asked prices of such stock: $9,721,732.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 211,360,590 shares of Common Stock, $.10 par value (as of April 15, 2004).

    Transitional Small Business Disclosure Format (check one): Yes      No X
                                                                   ---    ---

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                DIRECTVIEW, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS



                           Forward Looking Statements

PART I

         Item 1.    Description of Business..............................3
         Item 2.    Description of Property..............................6
         Item 3.    Legal Proceedings....................................6
         Item 4.    Submission of Matters to a Vote of Security Holders..7

PART II

         Item 5.    Market Price for Common Equity, Related Stockholder
                     Matters and Small Business Issuer Purchases of
                     Equity Securities...................................7
         Item 6.    Management's Discussion and Analysis or Plan
                     of Operation........................................7
         Item 7.    Financial Statements.................................12
         Item 8.    Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure..............13
         Item 8A.   Controls and Procedures..............................13

PART III

         Item 9.    Directors and Executive Officers of the Registrant...13
         Item 10.   Executive Compensation...............................15
         Item 11.   Security Ownership of Certain Beneficial Owners and
                     Management and Related Stockholder Matters..........18
         Item 12.   Certain Relationships and Related Matters............18
         Item 13.   Exhibits, List and Reports on Form 8-K...............20
         Item 14.   Principal Accountant Fees and Services...............21

SIGNATURES

                           FORWARD-LOOKING STATEMENTS

         Portions of this Form 10-KSB, including disclosure under "Management's Discussion and Analysis or Plan of Operation," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

o        our ability to raise capital,
o        our ability obtain and retain customers,
o        our ability to provide our products and services at competitive rates,
o our ability to execute our business strategy in a very competitive environment,
o        our degree of financial leverage,
o risks associated with our acquiring and integrating companies into our own,
o        risks related to market acceptance and demand for our services,
o        the impact of competitive services,
o        other risks referenced from time to time in our SEC filings.

         With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we caution that, while we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We do not undertake any obligations to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.

                                     PART I

                                    BUSINESS


         References in this Annual Report to "DirectView," "we," "us" and "our" and words of similar import, refer to DirectView, Inc., a Nevada corporation, and its wholly owned subsidiary, Meeting Technologies, Inc., a New York corporation.

         Our corporate offices are located at 7700 West Camino Real, Suite 200, Boca Raton, Florida, and our telephone number there is (561) 750-9777.

Overview

         We are a full-service provider of video conferencing services and products. Our services include multipoint video conferencing, network integration services, custom room design, staffing, document conferencing and IP/web conferencing services. We offer our customers the convenience of single-vendor sourcing for most aspects of their communications needs. We distribute video conference products and peripherals to organizations such as professional service firms, investment banks, high tech companies, law firms, state and local government agencies, investor relations firms, and other domestic and multi-national companies.

         Video conferencing as a medium for business communications has provided new opportunities to streamline complex business processes and to conduct transactions more efficiently. As a result, sophisticated audio or video-enabled interactive communications have become increasingly necessary as companies seek to become more efficient and effective. We seek to employ the technical knowledge of our management team to provide our clients with dynamic, cost-effective solutions for a wide range of applications suitable for a variety of industries. We have installation and integration experience with expertise in one-on-one or large, multi-sided group meetings, and we currently have installations ranging from very simple configurations to highly customized rooms with multiple cameras, document presentation stands, recording devices, scanners, and printers. We have provided services to clients including The New York City Police Department, BellSouth, Burger King, Coca Cola, Tropicana, The New York City Housing Authority, The New York Taxi and Limousine Commission, The International Longshoremen's Association, The United States Courts, and the Central Intelligence Agency.

Our Industry

         Video conferencing is changing the way many companies do business. As the extended enterprise of employees, customers, suppliers and partners becomes larger and more geographically dispersed, video conferencing has become a critical medium for conducting business globally. This expanded market opportunity has also been fueled by improvements in technology, transition to IP networks, declining prices, and the restructuring of distribution strategies. We believe that the growing base of users with in-house systems, combined with the greater bandwidth now available through the integrated services digital network, or ISDN, and improved business quality internet bandwidth, will contribute to the increased usage of video conferencing. Frost & Sullivan (http://www.frost.com), World Videoconferencing Infrastructure Systems Market: A Strategic Analysis of Growth Opportunities reveals that the video conferencing market reported total U.S. revenues of approximately $161 million in 2002 and forecasted that this market segment could expand to $488.7 million by 2009.

Products and Services

         We offer full service, custom tailored, turn key, visual conferencing solutions. Initially we provide consultation to address and evaluate the project requirements and to offer expert advice on the perfect technology solution for our customer's specific application. We assess the customer's needs, desires and existing communications equipment, as well as cost-justification and return-on-investment analysis for system installations. Our products and services include multipoint video conferencing, network integration services, custom room design, staffing, document conferencing and IP/web conferencing services.

         A multipoint video conference is a video conference involving more than two sites. As a participant speaks, video is switched at all sites to broadcast the person speaking by a device called a multi-control unit. This switching unit is sound activated and can distinguish between short ambient sounds and long sustained sounds. It can also be set up in a "Hollywood Squares" type of look where all participants see each other. The call can also be set in a "chairperson mode" in which all sites see only the person heading the call. We offer multipoint bridge services to tie all of the locations, and we control this multipoint bridge. We outsource the remote access services which are incorporated into these multipoint video conferences to a variety of third party providers. Our standard price is $68.00 per hour per location which includes all costs related to these services. Where the client requests, we can staff a client assignment with one of our employees to manage all of the client's video conferencing needs. The cost of this technical support varies from assignment to assignment.

         We offer a wide variety of network integration services to support our clients planning, design, and implementation efforts in deploying new network technologies such as IP, ISDN, T-1 or working with their existing network infrastructure. Our network integration services are designed to be comprehensive to ensure that all unique collaboration needs are met. Our services include can include a full menu of services from initial order coordination with outside contractors or providers to liaison with local phone companies, installation, training, or can be customized for a particular job. Whether starting from scratch or working with an existing environment we can also provide all aspects of design and installation for video conferencing rooms, including room layout, furniture, built in wall monitors, custom audio and video as well as document collaboration such as T120 data conferencing and document camera and presentation stands. We will also design computer integration. Costs for these custom installations varies based upon the layout and complexity of the job.

         We also offer our clients document conferencing and IP/Web conferencing services. Document conferencing affords the ability to bring people together to discuss, review and collaborate as a group, and to make on-line, real-time decisions regardless of the locations of the participants. IP/web conferencing services provides the client with a reliable and affordable way to share software applications, PowerPoint presentations, or anything running on a PC with others in online meetings. With these systems, meeting participants can view with clarity what is displayed on a desktop. We utilize third party software and applications to provide these services to our clients.

         When a video conferencing system is functional, we also provide training to all levels of the customer's organization, including executives, managers, management information systems and data processing administrators, technical staff and end users. The training includes instruction in system operation, as well as the planning and administration of meetings. The training can last anywhere from one hour to two days, depending upon the level of training that the client requests or requires. All training costs are built into each sale where training is required.

         We are also a reseller of video conferencing products, including integrated video conferencing systems, video presentation products, flat screen monitors, iPower collaboration tools, PolyCom view stations. We sell products from a variety of top manufacturers including Sony, Elggen, Fujitsu, Hitachi, JVC, NEC, Panasonic, Phillips, Pioneer, Samsung and ViewSonic.

Sales and Marketing

         Our products and services are marketed and sold to the commercial, government, medical and educational sectors through a direct sales force as well as through resellers. Sales to resellers are made on terms with respect to pricing, payment and returns that are consistent with those offered to end user customers. No price protection or similar arrangement is offered, nor are the obligations as to payment contingent on the resale of the equipment purchased by the reseller. There are no special rights to return equipment granted to resellers, nor are we obligated to repurchase reseller inventory.

         Our marketing department concentrates on activities that will generate leads for our sales team. We perform direct marketing campaigns, select advertising, public relations, and the coordination of seminars throughout the country.

          We also provide our sales force with ongoing training to ensure that it has the necessary expertise to effectively market and promote our business and solutions. In conjunction with manufacturer-sponsored programs, we provide existing and prospective customers with sales, advertising and promotional materials. We maintain up-to-date systems for demonstration purposes in all of our sales offices and demonstration facilities. Our technical and training personnel periodically attend installation and service training sessions offered by video communications manufacturers to enhance their knowledge and expertise in the installation and maintenance of the systems.

Customer Support

         We offer our clients several levels of support. We offer a 24/7 technical support hotline as well as overnight parts replacement and on site technical support. The level of support is dependent on the clients needs and abilities.

Competition

         The market for video conferencing products and services is extremely competitive. Competitive factors include pricing, our reputation and ease of use. Our primary competitors include manufacturers and resellers of video communications equipment, some are larger, have longer operating histories and have greater financial resources and industry recognition than us. The competitors would include local Bell Companies, Vtel and Tandberg.

         Because the barriers to entry in the market are relatively low and the potential market is large, we expect continued growth in existing competitors and the entrance of new competitors in the future. Many of our current and potential competitors have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than we do. As a result, these companies may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their competing products and services.

Intellectual Property

         The success of our business is substantially dependent on the proprietary systems that we have developed. To protect our proprietary rights, we rely on a combination of trademarks, service marks, trade secrets, copyrights, confidentiality agreements with our employees and third parties. Our protection efforts may prove to be unsuccessful, and unauthorized parties may copy or infringe upon aspects of our technology, services or other intellectual property rights. In addition, these parties may develop similar technology independently. Existing trade secret, copyright and trademark laws offer only limited protection and may not be available in every country in which we will offer our services.

Employees

         As of March 24, 2004, we had 7 full-time employees, including all of our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

Our History

         We were incorporated in June 1989 under the laws of the State of Massachusetts under the name Boston Pacific Company, Inc. For the years 1995 and prior, Boston Pacific completed several acquisitions and divestitures of subsidiaries. During 1995 Boston Pacific transferred all of its remaining assets in exchange for the assumption of its liabilities as part of a divestiture of its remaining subsidiaries. In July 2002 we changed the name of our company to Boston Pacific Medical, Inc. From approximately 1995 until May 203 we were not engaged in active operations.

         On May 5, 2003, at the special meeting of our shareholders our shareholders approved changing our domicile from the Commonwealth of Massachusetts to the State of Nevada. At this same meeting our shareholders also approved the change of our corporate name to DirectView, Inc.

         On May 30, 2003 we consummated an Agreement and Plan of Merger with Ralston Communications, Inc. Pursuant to the merger agreement, Ralston Communications became our wholly-owned subsidiary. At the effective time of the merger, Michele Ralston, the sole shareholder of Ralston Communications, exchanged her securities for an aggregate of 107,776,566 shares of our common stock. On the closing of the merger agreement, Ralston Communication's President, Jeff Robbins, was elected to our Board of Directors and appointed president and Ms. Ralston was appointed our secretary and treasurer and appointed to our Board of Directors.

         Effective on February 23, 2004, we completed our acquisition of all of the issued and outstanding shares of Meeting Technologies, Inc., a Delaware corporation, from its sole shareholder, Michael Perry. Meeting Technologies, Inc. was a privately held provider of video conferencing equipment and related services. In this transaction we issued 500,000 shares of our common stock to Mr. Perry in consideration for his shares of Meeting Technologies. We also entered into an employment agreement with Mr. Perry under which Mr. Perry was engaged to serve as our Chief Executive Officer for an initial term of two years. Meeting Technologies is now our wholly owned subsidiary.

                                   PROPERTIES

         We currently lease approximately 2,350 (including common area allocation) square feet of general office space in Boca Raton, Florida at an annual base rent of approximately $31,725. The lease expires on February 28, 2007.

                                LEGAL PROCEEDINGS

         There are no material legal proceedings pending against us, and none of our officers or directors is a party to any legal proceeding in which he or she has an interest adverse to us.

                         SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders during the fourth quarter of our fiscal year ended December 31, 2003.

                                     PART II

 MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER
                         PURCHASES OF EQUITY SECURITIES

         Our common stock was listed for trading on the over-the-counter bulletin board on March 4, 2004, under the symbol "DRVW". Since listing, the high and low bid prices for our common stock were $0.11 and $0.04, respectively. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and do not reflect actual transactions.

         As of December 31, 2003, there were approximately 111 holders of record of our Common Stock.

         We have not paid any dividends with respect to our Common Stock and have no present plan to pay any dividends in the foreseeable future. We intends to retain its earnings to support the growth and expansion of its business.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto, and other financial information included elsewhere herein.

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

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

All comparisons made in this comparison are between the operations of DirectView, Inc., the continuing accounting entity in the reverse acquisition completed on May 30, 2003.

Revenues

Net sales for the year ended December 31, 2003 were $433,852 compared to $693,331 for the year ended December 31, 2002, a decrease of $259,479 or 37%. This decrease was due to our focus on raising additional capital to fund our operations as well as moving offices due to the abandonment of our prior office space.

Cost of sales for the year ended December 31, 2003 was $129,388 with a gross margin of 70%. Cost of goods sold for the comparable period in 2002 was $237,582 with a gross margin of 66%.

Depreciation expense for the years ended ended December 31, 2003 and 2002 was $3,478 and was $23,007 for the year ended December 31, 2002. The decrease of $19,529 in depreciation expense was due to the disposal of our leasehold improvements in our former office space.

Professional fees for the year ended December 31, 2003 were $663,122 as compared to $26,891 for the year ended December 31, 2002, an increase of $636,231 and was due to increased professional costs associated with the reverse merger with Ralston. Additionally $607,994 of this increase was a non-cash expense associated with the issuance of our common stock for legal services rendered.

Rent expense for the year ended December 31, 2003 was $22,232 as compared to $200,183 for the year ended December 31, 2002, a decrease of $177,951 or 89% which was due to the abandonment of our former office space. Additional, in 2002, we accrued approximately $69,000 of rent expense related to the abandnoment of oue lease.

Compensation expense for the year ended December 31, 2003 was $213,561 as compared to $276,050 for the year ended December 31, 2002, an decrease of $62,489 or 23%. This decrease is primarily due to a decrease in cash, a decrease in our payroll due to a reduction on our personnel, with a decrease of $169,364. This decrease was offset my increase in compensation expenses of $106,875 from the issuance of stock to two employees as performance bonuses and incentives.

For the year ended December 31, 2003, consulting fees amounted to $5,280,265 and related primarily to non-cash consulting expenses recorded from the issuance of common stock for services performed.

Other general and administrative expenses for the year ended December 31, 2003 were $314,151 as compared to $280,854 for the year ended December 31, 2002 an increase of $33,297. The increase was primarily due to an increase in bad debt expense from the write-off of uncollectible related party receivables of $124,188 offset by decreases in other general and administrative expenses due to cost cutting measures and the restructuring of our expenditures to manage our available cash flows.

Rental income related to the sublease of portions of our former office space was $2,700 for the year ended December 31, 2003 as compared to $46,000 for the year ended December 31, 2002 a decrease of $43,300. This decrease was due to our abandonment of our former office space during the first quarter of 2003. Additionally, we had interest expense of $3,638 for the year ended December 31, 2003 compared to $14,845 for the comparable period in 2002.

The Company reported net losses for the year ended December 31, 2003 and 2002 of $6,009,900 and $320,081, respectively. This translates to a per share loss of $0.06 and $2.01 for the years ended December 31, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our available cash balance at December 31, 2003 was approximately $39,000.

At December 31, 2003, we had a stockholders' deficit of $824,995. Our operations have been funded by loans from various entities of 304,600. These funds were used primarily for working capital, capital expenditures, advances to third parties, and to pay down certain related party loans. As of April 10, 2004 the Company had minimal cash on hand and will have to minimize operations until it receives additional cash flows from its businesses.

We have no other material commitments for capital expenditures.

Other than funds generated from our sales and loan proceeds, we have no external sources of liquidity. Although we believe we will have sufficient capital to fund our anticipated operations through fiscal 2004, we are not currently generating significant revenues and, unless we raise additional capital, we may not be able to continue operating beyond fiscal 2004.

During the year ended December 31, 2003, the Company had net cash used in operating activities of $52,575. This consisted of a net loss of $6,009,900, an increase in our accounts receivable of $77,696, settlement income of $183,383, and a decrease of $20,994 offset by depreciation of $3,478, bad debt expense of $124,188 and noncash expenses associated with the issuance of our common stock for services of $5,995,134. In the comparable period of 2002, we had net cash used in operations of $129,743 primarily relating to the net loss of $320,081 primarily offset by an increase in accounts payable of $123,232 and depreciation expense of $23,007.

Net cash used in investing activities during the year ended December 31, 2003 was $1,101 relating the purchase of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2003 was $92,504 as compared to net cash provided by financing activities of $129,743 for the year ended December 31, 2002. During the year ended December 31, 2003, we received net proceeds from loans of $147,100 offset by repaymemts of shareholder loans of $53,089. In the comparable period of 2002, we received net proceeds from loans of $157,500 and advnaces from related a related party of $327,886 offset by the repaymemt of our credit line of $355,901.

For the fiscal year ended December 31, 2003, our auditors have issued a going concern opinion in connection with their audit of the Company's financial statements. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $6,970,397 and a working capital deficit of $641,470 at December 31, 2003, net losses in 2003 of $6,009,900 and cash used in operations in 2003 of $52,575. These conditions raise substantial doubt about our ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet our working capital needs.

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

Recent accounting pronouncements

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of Statement 148 as of December 31, 2002 did not have a material impact on our financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. We have not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150 did not have a significant impact on our consolidated financial position or results of operations.

Off-Balance Sheet Transactions

         We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Risk Factors

         An investment in our common stock involves a significant degree of risk. Among the risks associated with an investment in our common stock, and among the factors that could cause our results of operations to differ materially from that which we anticipate, are the following:

We have a history of losses and an accumulated deficit.

         We reported a net loss of $(6,009,900) for the fiscal year ended December 31, 2003, and a net loss of $(320,081) for the fiscal year ended December 31, 2002. At December 31, 2003 we had an accumulated deficit of $(6,970,397).

We will require additional capital to pay our operating expenses, grow through acquisitions and otherwise implement our business plan. Our auditors have expressed doubts about our ability to continue as a going concern.

         While we have commenced generating revenues from operations, our revenues are not sufficient to enable us to meet our operating expenses, expand through the acquisition of other businesses and otherwise implement our business plan. In the event we are unable to generate sufficient revenues from operations for these purposes, we will require additional capital. We have no commitments from any person to provide us with additional capital and there is no assurance that additional capital will be available to us on favorable terms or at all. In the event we are unable to secure additional capital when required, we may be forced to curtail, or possibly cease operations.

Our consolidated financial statements, which appear elsewhere in this report, are prepared assuming we will continue as a going concern. As noted above, for the years ended December 31, 2003 and 2002, we incurred net losses from operations, and had negative cash flows from operations in the amount of $235,958 and $129,743, respectively. While we are attempting to increase sales, growth has not been significant enough to support daily operations. There is no assurance that we will continue as a going concern.

We face intense competition in the video conferencing services market and we may be unable to compete effectively.

         The market for video conferencing services is intensely competitive. Because the barriers to entry are relatively low and the potential market is large, we expect that many more companies will enter this market. These current and future competitors may also offer services that perform better than ours. Our current competitors include tele-communications companies and specialized companies such as ours. Many of our current and potential competitors have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than we do. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their competing costs, and internet technology will drive growth in video services.

We are operating in an emerging market segment that may not fully develop in future periods.

         Audio conferencing through the use of telephones is the predominate method for business communications at the present time. The video conferencing market is substantially smaller than the audio conferencing market because the equipment is more difficult to use than a standard telephone, and the transmission costs are more expensive. We expect that improvements in equipment, increased familiarity with video, stable or declining transmission and equipment will serve to increase the use of video conferencing services in future periods. However, because this is an emerging market segment of the tele-communications industry, if the market for video conferencing products and services does not continue to expand at accelerated rates as a result of our relatively small size and limited recourses we may never be able to capture any significant market share.

Our video conferencing service may become subject to traditional telecommunications carrier regulation by federal and state authorities, which would increase the cost of providing our services and may subject us to penalties.

         We believe our video conferencing service is not subject to regulation by the Federal Communications Commission or any state public service commission because the services integrate traditional voice teleconferencing and added value Internet services. The FCC and state public service commissions, however, may require us to submit to traditional tele-communications carrier regulations for our video conferencing service under the Communications Act of 1934, as amended, and various state laws or regulations as a provider of telecommunications services. If the FCC or any state public service commission seeks to enforce any of these laws or regulations against us, we could be prohibited from providing the voice aspect of our video conferencing service until we have obtained various federal and state licenses and filed tariffs. We believe we would be able to obtain those licenses, although in some states, doing so could significantly delay our ability to provide services. We also would be required to comply with other aspects of federal and state laws and regulations. Subjecting our video conferencing service to these laws and regulations would increase our operating costs, could require restructuring of those services to charge separately for the voice and Internet components, and would involve on-going reporting and other compliance obligations. We also might be subject to fines or forfeitures and civil or criminal penalties for non-compliance.

         We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have reduced protections against interested director transactions, conflicts of interest and other matters.

         We are not subject to any law, rule or regulation requiring that we adopt any of the corporate governance measures that are required by the rules of national securities exchanges or Nasdaq. It is possible that if we were to adopt some or all of the corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions

Our common stock is currently quoted on the OTCBB, but trading in our stock is limited.

         The market for our common stock is extremely limited and there are no assurances an active market for our common stock will ever develop. Accordingly, purchasers of our common stock cannot be assured any liquidity in their investment.

Provisions of our certificate of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our stockholders.

         Provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of applicable Nevada law also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

         In addition, our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, none of which shares are currently outstanding. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

Because our stock currently trades below $5.00 per share, and is quoted on the OTC Bulletin Board, our stock is considered a "penny stock" which can adversely affect its liquidity.

         If the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

         SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

                              FINANCIAL STATEMENTS

         Our Consolidated Financial Statements for the fiscal years ended December 31, 2003 and 2002 are included herewith as Appendix A and incorporated herein by reference.

                        DIRECTVIEW, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                    Pages
                                                                   --------

 Independent Auditor's Report                                        F-2

 Consolidated Balance Sheet                                          F-3

 Consolidated Statements of Operations                               F-4

 Consolidated Statements of Changes in Stockholders' Decifit         F-5

 Consolidated Statements of Cash Flows                               F-6

 Notes to Consolidated Financial Statements                       F-7 to F-15

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
DirectView, Inc.



         We have audited the accompanying consolidated balance sheet of DirectView, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United of States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DirectView Inc. and Subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has a stockholder's deficit of $824,995 and a working capital deficiency of $641,470 at December 31, 2003, had net losses and cash used in operations of $6,009,900 and $52,575, respectively, in 2003. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                /s/ Sherb & Co., LLP
                                                    ----------------------------
                                                    Certified Public Accountants
New York, New York
April 15, 2004

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003





                                     ASSETS


CURRENT ASSETS:
    Cash                                                               $ 38,828
    Accounts receivable, net of allowance
     for doubtful accounts of $60,437                                    87,635
                                                                     -----------

        Total Current Assets                                            126,463

PROPERTY AND EQUIPMENT - Net                                              1,075
                                                                     -----------
        Total Assets                                                 $  127,538
                                                                     ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                 $  308,419
    Accrued expenses                                                     62,288
    Due to shareholder                                                  397,226
                                                                     -----------
        Total Current Liabilities                                       767,933
                                                                     -----------

LONG-TERM DEBT                                                          184,600

STOCKHOLDERS' DEFICIT:
    Preferred Stock ($0.0001 par value; 5,000,000
     shares authorized;  no shares issued and outstanding)                 -
    Common stock ($0.0001 par value; 300,000,000 shares
     authorized; 211,360,322 shares issued and outstanding)              21,136
    Additional paid-in capital                                        6,124,266
    Accumulated deficit                                              (6,970,397)
                                                                     -----------
        Total Stockholders' Deficit                                    (824,995)
                                                                     -----------
        Total Liabilities and Stockholders' Deficit                  $  127,538
                                                                     ===========









          See accompanying notes to consolidated financial statements.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            For the Year ended December 31,
                                       -----------------------------------------
                                               2003                  2002
                                       -------------------    ------------------
NET SALES                              $          433,852     $         693,331

COST OF SALES                                     129,388               237,582
                                       -------------------    ------------------

GROSS PROFIT                                      304,464               455,749
                                       -------------------    ------------------

OPERATING EXPENSES:
    Depreciation                                    3,478                23,007
    Professional Fees                             663,122                26,891
    Rent                                           22,232               200,183
    Compensation                                  213,561               276,050
    Consulting                                  5,280,265                  -
    Other Selling, General and
     Administrative                               314,151               280,854
                                       -------------------    ------------------

        Total Operating Expenses                6,496,809               806,985
                                       -------------------    ------------------

LOSS FROM OPERATIONS                           (6,192,345)             (351,236)
                                       -------------------    ------------------

OTHER INCOME (EXPENSES):
     Rental Income                                  2,700                46,000
     Settlement Income                            183,383                  -
     Interest Expense                              (3,638)              (14,845)
                                       -------------------    ------------------
        Total Other Income                        182,445                31,155
                                       -------------------    ------------------

NET LOSS                               $       (6,009,900)    $        (320,081)
                                       ===================    ==================

NET LOSS PER COMMON
  SHARE - BASIC AND DILUTED            $            (0.06)    $           (2.01)
                                       ===================    ==================

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                               105,490,685               159,521
                                       ===================    ==================






          See accompanying notes to consolidated financial statements.
                                       F-4

                        DIRECTVIEW, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT For the Year
                        Ended December 31, 2003 and 2002




                                    Preferred Stock            Common Stock
                                   $0.0001 Par Value        $0.0001 Par Value                                     Total
                                 --------------------  -----------------------   Additional      Accumulated  Stockholders'
                                  Shares      Amount      Shares       Amount   Paid-in Capital    Deficit       Deficit
                                 ---------  ---------  ------------- ---------  --------------- ------------  -----------

Balance at December 31, 2001       20,000   $      2        159,521  $     16   $           82   $ (640,416)  $ (640,316)

Net Loss for the Year Ended
 December 31, 2002                      -          -              -         -                -     (320,081)    (320,081)
                                 ---------  ---------  ------------- ---------  --------------- ------------  -----------

Balance at December 31, 2002       20,000          2        159,521        16               82     (960,497)    (960,397)

Issuance of Shares in
 Connection with Exchange               -          -    107,776,566    10,778          (10,778)           -            -

Conversion of Preferred Stock
 into Common Stock                (20,000)        (2)    28,000,000     2,800           (2,798)           -            -

Conversion of Debt into Common
  Stock                                 -          -     12,000,000     1,200          118,800            -      120,000

Issuance of Common Stock for
 Services                               -          -     63,424,235     6,342        6,018,960            -    6,025,302

Net Loss for the Year Ended
 December 31, 2003                      -          -           -            -                -   (6,009,900)  (6,009,900)
                                 ---------  ---------  ------------- ---------  --------------- ------------  -----------

Balance at december 31, 2003            -   $      -    211,360,322  $ 21,136   $    6,124,266  $(6,970,397)  $ (824,995)
                                 =========  =========  ============= =========  =============== ============  ===========







          See accompanying notes to consolidated financial statements.
                                       F-5

                       DIRECTVIEW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          For the Year Ended December 31,
                                                         ----------------------------------
                                                              2003               2002
                                                         ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                             $   (6,009,900)    $     (320,081)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:

           Depreciation                                           3,478             23,007
           Loss on disposal of property and equipment             6,864                  -
           Common stock issued for services                   5,995,134                  -
           Bad debt                                             124,188                  -
           Settlement income                                   (183,383)                 -

           (Increase) Decrease in:
             Accounts receivable                                (77,696)            69,948
             Due from related party                               8,510            (33,183)

           Increase (Decrease) in:
              Accounts payable                                  101,224            123,232
              Customer deposits                                       -            (68,022)
              Accrued expenses                                  (20,994)            75,356
                                                         ---------------    ---------------

Net Cash Flows Used in Operating Activities                     (52,575)          (129,743)
                                                         ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                          (1,101)                 -
                                                         ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Decrease) increase in bank overdraft                       (1,507)               258
     Proceeds from notes payable                                147,100            157,500
     Repayments of credit lines                                       -           (355,901)
     Advances from(repayments to) shareholder                   (53,089)           327,886
                                                         ---------------    ---------------

Net Cash Flows Provided by Financing Activities                  92,504            129,743
                                                         ---------------    ---------------

Net Increase in Cash                                             38 828                  -

Cash - Beginning of Year                                              -                  -
                                                         ---------------    ---------------

Cash - End of Year                                       $       38 828     $            -
                                                         ===============    ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                            $          526     $       14,845
                                                         ===============    ===============
     Income Taxes                                        $            -     $            -
                                                         ===============    ===============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt for common stock                      $      120,000     $             -
                                                         ===============    ================




          See accompanying notes to consolidated financial statements.

                        DIRECTVIEW, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated under the laws of the state of Massachusetts on June 12, 1989 with the name "Boston & Pacific Company Inc." with authorized common capital stock of 200,000 shares with a par value of $1.00 and preferred stock of 100,000 shares with a par value of $2.45.There have been several changes in the authorized common and preferred stock and name changes. On July 7, 1993 the Company's authorized common shares was increased to 15,000,000 common shares with a par value of $.01 and 221,037 preferred shares with a par value of $1.00 and on July 30, 2002 the name was changed to "Boston Pacific Medical, Inc." The terms of the preferred shares included conversion rights of
60.5 shares of common for each share of preferred at any time after 90 days of the issuance of the preferred, at the option of the holder, which would amount to 1,210,000 additional common shares issued. The voting rights of the preferred is 60.5 votes for each share of preferred. The liquidation rights of the preferred include a preference of $.01 per share plus any unpaid declared dividends after any senior rights. There has been no preferred dividends declared. The Company will have the obligation to increase the authorized common stock, if necessary, to satisfy the terms of the preferred. Additionally, on June 19, 2003, the Company converted all remaining outstanding preferred shares into 10,000,000 shares of the Company's restricted common stock.

On May 5, 2003, at the special meeting of shareholders of the Company, shareholders holding shares representing a majority of the votes authorized a change of domicile of the Company from the Commonwealth of Massachusetts to the State of Nevada. In connection with the change of domicile, the shareholders also approved the following changes to the Nevada corporation formed for the purpose of the changing the domicile: (i) a name change to DirectView, Inc.;
(ii) an increase in the number of authorized shares of common stock from 15,000,000 to 300,000,000, with a change in the par value of the common stock to $.0001 per share; and (iii) an increase in the number of authorized shares of preferred stock from 221,037 to 5,000,000, with a change in the par value to $.0001. At the meeting, 9,376,000 common shares voted for the reverse split, (see Note 6), and 13,000,000 votes by the holder of the Series B Preferred Stock were cast for the reverse split. No shares voted against the proposed stock split and no shares abstained from voting.

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

On May 30, 2003, the Company consummated an Agreement and Plan of Merger (the "Merger Agreement") with Ralston Communications, Inc. a Nevada corporation ("Ralston") formerly Boston Pacific Medical ("BPMI") and its wholly-owned subsidiary, BPMI Acquisition, a Florida corporation ("Merger Sub"). At the time of merger the Company's shareholder exchanged all of her issued shares for 107,776,566 shares of Ralston's restricted common stock. The Merger Agreement has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of DirectView, pursuant to which Ralston is treated as the continuing entity.

                        DIRECTVIEW, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------

The Company is a full-service provider of teleconferencing services to businesses and organizations. The Company's conferencing services enable its clients to cost-effectively conduct remote meetings by linking participants in geographically dispersed locations. DirectView's primary focus is to provide high value-added conferencing services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, and other domestic and multinational companies.

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2003 and 2002 include the allowance for doubtful accounts and the useful life of property, plant and equipment.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. As of December 31, 2003, the Company had no cash equivalents.

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

                        DIRECTVIEW, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.

Intangibles and other long-lived assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 101 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Revenue is recognized upon completion of conferencing services. The Company generally does not charge up-front fees and bills its customers based on usage. Revenue for video equipment sales is recognized upon delivery and installation.

Stock-based compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

                        DIRECTVIEW, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------

Income (loss) per common share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of December 31, 2003 and 2002, the Company did not have any potentially dilutive securities outstanding.

Advertising

Advertising costs are expensed when incurred. For the years ended December 31, 2003 and 2002, advertising expense amounted to $375 and $2,004, respectively.

Concentrations of credit risk and major customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

During the year ended December 31, 2003, the Company derived 41% of its revenues from one customer. Additionally the same customer comprised 78% of the Company's accounts receivable as of December 31, 2003.

Income taxes

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS 109"). Under SFAS 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent accounting pronouncements

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of Statement 148 as of December 31, 2002 did not have a material impact on the Company's financial condition or results of operations.

                        DIRECTVIEW, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------

Recent accounting pronouncements (continued)

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150 did not have a significant impact on our consolidated financial position or results of operations.

Shipping and costs

Shipping costs are included in other selling, general and administrative expenses and were not material for the years ended December 31, 2003 and 2002, respectively.

NOTE  2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2003:

                                        Useful Life
                                     -----------------
 Computer Equipment                      3 Years             $    10,699
 Office Furniture and Equipment          5 Years                  83,797
                                                             ------------
                                                                   94,496
 Accumulated Depreciation                                         (93,421)
                                                             -------------
                                                             $      1,075
                                                             =============

Depreciation expense for 2003 and 2002 totaled $3,478 and $23,007, respectively


NOTE 3 - LOAN PAYABLE - RELATED PARTY

As of December 31, 2003, the Company has outstanding loans payable due to a stockholder of the Company of $397,226. This amount is non-interest bearing and is due upon demand.

                        DIRECTVIEW, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



NOTE 4 - LONG-TERM DEBT

As of December 31, 2003, the Company has loans with various entities and an individual. The loans bear interest at 3.50% per annum and are payable on December 31, 2005. During the period of any default under the terms of the notes, the interest rate of the entire indebtedness outstanding shall be at the rate of 12% per annum. At December 31, 2003, loans payable to these entities or individual amounted to $184,600. As of December 31, 2003, accrued interest payable of the loans amounted to $3,112 and is included in accrued expenses on the accompanying balance sheet.

The scheduled maturities of long-term debt are as follows:

                           2004                $                  -
                           2005                             184,600
                                               --------------------
                                               $            184,600
                                               ====================

NOTE 5 - INCOME TAXES

At December 31, 2003, the Company had net operating loss carry forwards of approximately $15,000 for income tax purposes, available to offset future taxable income expiring on various dates through 2023. Usage of the net operating losses may be limited due to the Company's change in ownership, which occurred in December 2003. The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2003 and 2002 (computed by applying the Federal Corporate tax rate of 34 percent to loss before taxes), as follows:

                                                2003                  2002
Computed "expected" tax expense (benefit)  $    (2,043,366)     $      (108,828)
State income taxes                                (300,495)                   -
Non-deductible stock based compensation          2,338,102                    -
S-Corp tax status                                        -              108,828
Allowance for doubtful accounts                    (23,570)                   -
Change in valuation allowance                       29,329                    -
                                           ----------------     ----------------
                                           $             -      $             -
]                                          ================     ================

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2003 are as follows:

Deferred tax assets:

Net operating loss carry forward                  $     5,759
Allowance for doubtful accounts                        23,570
                                                  ------------
Total gross deferred tax assets                        29,329
Less valuation allowance                              (29,329)
                                                  ------------
Net deferred tax assets                           $         -
                                                  ============


The valuation allowance at December 31, 2003 was $29,329. The increase during 2003 was $29,329.

                        DIRECTVIEW, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 5 - INCOME TAXES (continued)

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portions or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or changes in ownership or business during the periods in which the temporary differences become deductible. Due to the Company's continuing losses and recent change in ownership, it is more likely than not that the deferred tax assets will not be realized.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

On July 7, 1993 the Company's authorized preferred shares with a par value of $1.00. The terms of the preferred shares included conversion rights of 60.5 shares of common for each share of preferred at any time after 90 days of the issuance of the preferred, at the option of the holder, which would have amounted to 1,210,000 additional common shares issued. The voting rights of the preferred was 60.5 votes for each share of preferred. The liquidation rights of the preferred included a preference of $.01 per share plus any unpaid declared dividends after any senior rights. There has been no preferred dividends declared. The Company had the obligation to increase the authorized common stock, if necessary, to satisfy the terms of the preferred. On May 5, 2003, at the special meeting of shareholders of the Company, shareholders holding shares representing a majority of the votes authorized a change of domicile of the Company from the Commonwealth of Massachusetts to the State of Nevada. In connection with the change of domicile, the shareholders increased the number of authorized shares of preferred stock from 221,037 to 5,000,000, with a change in the par value to $.0001. In anticipation of the change of domicile, on April 11, 2003, the Company incorporated a Nevada corporation by the name of Boston Pacific Medical, Inc. as a wholly owned subsidiary of the Company (the "Nevada Company"). Also on April 11, 2003, the Company and the Nevada Company entered into a Plan and Agreement of Merger to effect the change of domicile. On the effective date of the merger. each outstanding share of 8% Convertible Preferred Stock was converted into one share of 8% Convertible Preferred Stock of the Nevada Company with the same rights and preferences as the same series of preferred stock of the Massachusetts company, except that rather than being convertible into 60.5 common shares, these preferred shares would be convertible into 500 common shares, and would have voting rights equal to the conversion rate of this series. Each outstanding share of Series B Preferred Stock would be converted into one share of Series B Preferred Stock of the Nevada Company with the same rights and preferences as the same series of preferred stock of the Massachusetts company. On June 19, 2003, the Company converted 10,000 outstanding preferred shares into 10,000,000 shares of the Company's restricted common stock.

On April 11, 2003, the Board of Directors authorized the creation of a Series B Preferred stock, consisting of 10,000 shares of the authorized preferred stock of the Company. The new series is not convertible into common stock of the Company. The holders of the Series B Preferred Stock have 1,300 votes per share of the Preferred Stock and are entitled to vote on any and all matters brought to a vote of shareholders of Common Stock. In the event of any liquidation, dissolution or winding up of the Company, holders of shares of the Series B Preferred Stock are entitled to receive, out of legally available assets, a liquidation preference of $1.00 per share, plus an amount equal to any accrued and unpaid dividends to the payment date. Outstanding shares of Series B Preferred Stock are not subject to redemption by the Company. The designation, number of, voting powers, designations, preferences, limitations, restrictions and relative rights of the Series B Preferred Stock may be amended by a resolution of the Board of Directors. The Company issued 10,000 shares of the Series B Preferred Stock on April 11, 2003, to Capital Holdings, LLC for prior consulting services rendered to the Company. In connection with the reverse acquisition with Ralston, the Company issued 18,000,000 shares of its restricted common stock in exchange for all the outstanding shares of its Series B Preferred Stock.

                        DIRECTVIEW, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 6 - STOCKHOLDERS' EQUITY (continued)

Reverse Stock Split

On May 5, 2003, at a special meeting of shareholders of the Company, shareholders holding shares representing a majority of the votes authorized a reverse split of the outstanding common shares of the Company at the rate of one share for each 100 shares outstanding, provided that no shareholder would be reduced to fewer than 100 shares. At the meeting, 9,376,000 common shares voted for the reverse split and 13,000,000 votes by the holder of the Series B Preferred Stock were cast for the reverse split. No shares voted against the proposed stock split and no shares abstained from voting. The reverse split was declared effective on May 5, 2003. As a result of the reverse stock split, the Company will have approximately 159,521 common shares outstanding. All share information and per share data has been restated to reflect the reverse ctock split.

Common Stock

In connection with the reverse acquisition on May 30, 2003, the Company exchanged 107,776,566 of its restricted common stock for all the issued and outstanding shares of Ralston Communications, Inc.

On June 18, 2003, the Company converted $120,000 in notes payble into 12,000,000 shares of its restricted common stock at $0.01 per share.

On September 24, 2003, the Company issued 55,899,301 shares of common stock to consultants for marketing and business consulting services. The Company valued these shares at $0.095 per share, the fair market on the date of issuance, and recorded consulting expense of $5,310,433.

On September 24, 2003, the Company issued 1,125,000 to employees as a performance bonus and incentives. The Company valued these shares at $0.095 per share and recorded compensation expense of $106,875.

On September 24, 2003, the Company issued 6,399,934 to an attorney for services rendered. The Company valued these shares at $0.095 per share and recorded professional fees of $607,994.

NOTE 7 - OTHER RELATED PARTY TRANSACTIONS

In 2003, the Company advanced $124,188 to a company related through common ownership. As of December 31, 2003, the Company could not determine the collectibility of these advances. Accordingly, the Company wrote off these advances to bad debt expense.

                        DIRECTVIEW, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company leases office space in Boca Raton, Florida under an operating lease that expires in February 2007. The office lease agreement has certain escalation clauses and renewal options. Future minimum rental payments required under this operating lease is as follows:

                   Period Ended December 31, 2004            $  26,438
                   Period Ended December 31, 2005               31,725
                   Period Ended December 31, 2006               31,725
                   Period Ended December 31, 2007                5,288

Rent expense for the years ended December 31, 2003 and 2002 was $22,232 and $200,183, respectively.

NOTE 9 - SETTLEMENT INCOME

The Company leased office space in Boca Raton, Florida under a five-year non-cancelable operating lease.. In 2003, the Company defaulted on this lease. As of December 31, 2002, the Company has accrued all unpaid rents and additionally accrued $67,883 relating to what the Company has estimated as a settlement of its default on this lease. This amount has been included in rent expense for the year ended December 31, 2002. In December 31, 2003, the Company settled all claims with this lessor for $20,000 in cash and the forfeiture of a $3,500 security deposit. In connection with this settlement, the Company recorded settlement income of $183,383.

NOTE 10 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the years ended December 31, 2003 and 2002, the Company incurred net losses of $6,009,900 and $320,081, respectively. During the years ended December 31, 2003 and 2002, the Company had negative cash flows from operations in the amount of $52,575 and $129,743, respectively. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to December 31, 2003, the Company borrowed approximately $50,000 from various entities. The loans bear interest at 3.5% per annum and is payable on December 31, 2005.

Effective on February 23, 2004, the Company completed its acquisition of all of the issued and outstanding shares of Meeting Technologies, Inc., a Delaware corporation, from its sole shareholder, Michael Perry. Meeting Technologies, Inc. is a privately held provider of video conferencing equipment and related services. The Company issued an aggregate of 500,000 shares of its common stock to this sole shareholder in consideration for his shares of Meeting Technologies. The Company also entered into an employment agreement under which the sole shareholder was engaged to serve as the Chief Executive Officer of the Company for an initial term of two years, subject to automatic annual renewal terms (unless terminated by either party at least 60 days prior to the end of any annual renewal term). Mr. Perry will receive an annual base salary of $63,000, and, subject to his continued employment by the Company 2,500,000 shares of the Company's common stock payable over the initial two-year term of the employment agreement. Mr. Perry is also entitled to a (a) commission equal to 50% of the Company's gross margins (as defined in the employment agreement) on sales sourced by Mr. Perry and a 4% override on all other sales, and (b) a bonus of from 3% on net revenues of $150,000 to 9% on net evenues of $300,000 or more.

         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

         During the fiscal year covered by this report, Sellers & Andersen was dismissed as our independent auditors and Sherb & Co., LLC was engaged as our independent auditors. Information concerning these events has been previously filed in our current report on Form 8-K dated August 21, 2003.

                             CONTROLS AND PROCEDURES

         On March 31, 2004, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.


                                    PART III

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Identification of Directors and Executive Officers

         The following table sets forth our current directors and executive officers, and their ages and positions with us:

 Name                Age          Position
 ----                ---          --------

Michael Perry        39           Chief Executive Officer
Jeffrey Robbins      49           President and Director
Michele Ralston      35           Chairman of the Board,  Acting Chief Financial
                                  Officer, Secretary and Treasurer

         Michael Perry has served as our Chief Executive Officer since February 2004. Since July 2002 he has also served as the founder and President of Meeting Technologies, Inc., our wholly owned subsidiary. From January 2002 until July 2002, Mr. Perry served as Vice President of Sales and Marketing for Relcom Technologies, Inc., and from December 1999 until January 2002, he served as the National Sales Manager for Sony Electronics' Visual Collaboration Products. From July 1997 until December 1999, Mr. Perry served as Vice President and General Manager of 2CONFER, LLC.

         Jeffrey Robbins has served as our President and a director since May 2003. From September 2000 until May 2003, he served as the National Accounts Manager for Ralston Communications, Inc., which we acquired in May 2003. From October 1999 until September 2000, Mr. Robbins served as Sales Manager for Worldcom, Inc.

         Michele Ralston has served as our Chairman of the Board, Secretary and Treasurer (acting Chief Financial Officer) since May 30, 2003. From May 1997 until acquired by us in May 2003, she served as Vice President and then President of Ralston Communications, Inc.

         Our officers are elected annually at the first board of directors meeting following the annual meeting of shareholders, and hold office until their respective successors are duly elected and qualified, unless sooner displaced. Roger Ralston, the spouse of Michele Ralston, serves as our general manager and consultant to Ralston Communications, Inc., our wholly owned subsidiary.

Corporate Governance Matters

         Audit Committee. The board of directors has not yet established an audit committee, and the functions of the audit committee are currently performed by the entire board of directors. We are not currently subject to any law, rule or regulation requiring that we establish or maintain an audit committee. Our board of directors, sitting as a board, currently performs the functions of an audit committee. We may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

         Board of Directors Independence. Our board of directors consists of five members. None of our directors are "independent" within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors.

         Audit Committee Financial Expert. We do not yet have an audit committee and no member of our board of directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee (board of directors) who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company's financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

         Code of Ethics. We have not yet adopted a Code of Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A Code of Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the Code. We are not currently subject to any law, rule or regulation requiring that we adopt a Code of Ethics.

         Nominating Committee. We have not yet established a nominating committee. Our board of directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

         Compensation Committee. We have not yet established a nominating committee. Our board of directors, sitting as a board, performs the role of a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.

         As indicated above, we are not subject to any law, rule or regulation requiring that we adopt any of the corporate governance measures described in this section. At this stage of our development, we have elected not to expend our limited financial resources to implement these measures. We believe that neither independent (within the meaning of regulatory definitions) directors, committee persons nor and an "audit committee financial expert," will agree to serve as such unless we are able to provide directors' and officers' liability insurance. However, we are unable to fund the costs of directors' and officers' liability insurance at this time, as we believe that all available funds should be used to finance operations. We may, in the future, implement some or all of the corporate governance measures described above and, we will be required to do so in the event we list our shares on a national exchange or Nasdaq in the future.

         It is possible that if we were to adopt some or all of the corporate governance measures described in this section, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of independent audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Compliance with Section 16(a) of the Exchange Act

         We have no equity securities registered under Section 12(g) of the Securities Exchange Act of 1934, and accordingly, our officers, directors and principal shareholders are not required to file reports under Section 16(a) of the Exchange Act.

                             EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table shows, for each of the three years ended December 31, 2003, the cash and other compensation paid by us to our President and Chief Executive Officer, and each other executive officer whose annual compensation was $100,000 or more.


                                                                                   Long Term
                                                  Annual Compensation            Compensation
                                          ------------------------------------- -----------------
                                                                     Other      Securities            All Other
                                           Salary     Bonus      Compensation      Underlying       Compensation
Name and Principal Position       Year      (US$)     (US$)          (US$)           Options            (US$)
-------------------------------- -------- --------- ---------- ---------------- ----------------- -----------------
Michael Perry, Chief Executive
Officer (1)                       2003       --        --            --                --                --
Jeffrey Robbins, Former Chief
Executive Officer (2)             2003     $33,798     --            --              750,000             --

                                       15

(1) Mr. Perry assumed the duties of Chief Executive Officer in February 2004 and received no compensation from us during the 2003 fiscal year.
(2)      Mr. Robbins served as our President (acting Chief Executive
         Officer) from May 2003 until February 2004.

Employment Agreements

         On February 23, 2004, we entered into an employment agreement with Mr. Perry under which Mr. Perry was engaged to serve as the Chief Executive Officer of DirectView for an initial term of two years, subject to automatic annual renewal terms (unless terminated by either party at least 60 days prior to the end of any annual renewal term). Mr. Perry received 500,000 shares of our common stock upon execution of the agreement and will receive an annual base salary of $63,000. Subject to his continued employment by DirectView, an additional 2,500,000 shares of DirectView's common stock will be issued to Mr. Perry in six-month installments over the initial two-year term of the employment agreement. Mr. Perry is also entitled to a (a) commission equal to 50% of DirectView's gross margins (as defined in the employment agreement) on sales sourced by Mr. Perry and a 4% override on all other sales, and (b) a bonus of from 3% on net revenues of $150,000 to 9% on net revenues of $300,000 or more. The agreement contains standard confidentiality provisions and Mr. Perry has agreed not to engage in activities that compete with our business for a period of 18 months following termination of the agreement.

         We have no other written agreements with any of our executive officers or directors and we maintain no retirement, fringe benefit or similar plans for the benefit of executive officers or directors. We may, however, enter into employment or consulting contracts with our officers and key employees, adopt various benefit plans and begin paying compensation to our officers and directors as we deem appropriate to attract and retain the services of such persons.

         We do not pay fees to directors for their attendance at meetings of the board of directors or of committees; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

Option/SAR Grants Table

         The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended December 31, 2003 to each person named in the Summary Compensation Table.

                      Number       % Of
                     Of Shares    Total Options
                     Underlying   Granted To        Exercise Or
                     Options      Employees In      Base Price       Expiration
Name                 Granted      Fiscal Year       $/Share              Date
--------------------------------------------------------------------------------

Michael Perry (1)       0            N/A               N/A              N/A

Jeffrey Robbins         0            N/A               N/A              N/A
----------------
(1) Mr. Perry assumed the duties of Chief Executive Officer in February 2004.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

         The following table sets forth information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2003 by each person named in the Summary Compensation Table.


                                                         Number of Shares            Values of Unexercised
                  Shares            ($)              Underlying Unexercised          In the Money Options
                  Acquired on       Value              Options At Year End               at Year End
Name              Exercise          Realized (1)     Exercisable/Unexercisable       Exercisable/Unexercisable
--------------------------------------------------------------------------------------------------------------

Michael Perry (2)     0                 N/A               0/0                             0/0

Jeffrey Robbins       0                 N/A             0/0                               0/0


--------------------------------
(1) Based upon difference between the closing price of the common stock on December 31, 2003 and the exercise price of the options.
(2)      Mr. Perry assumed the duties of Chief Executive Officer in February
         2004.


Securities Authorized for Issuance Under Equity Compensation Plans

         The following table sets forth information relating to our outstanding stock option plans as of December 31, 2003:

                                                                                        Number of Securities
                           Number of Securities to                                      Remaining Available for
                           Be Issued Upon               Weighted-average                Future Issuance Under
                           Exercise Of Outstanding      Exercise Price of               Equity Compensation
                           Options,                     Outstanding Options,            Plan (excluding securities
                           Warrants and Rights          Warrants and Rights             reflected in column a)
------------------------------------------------------------------------------------------------------------------
Equity Compensation
Plans Approved by
Security Holders                  0                              N/A                              0

Equity Compensation
Plans Not Approved by
Security Holders                  0                              N/A                              0
------------------------------------------------------------------------------------------------------------------
Total                             0                              N/A                              0


   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                              STOCKHOLDER MATTERS

         The following table sets forth certain information, to the knowledge of management, concerning the beneficial ownership of shares of our common stock as of April 15, 2004 by:

o each person who is the beneficial owner of more than 5% of our outstanding shares of common stock;
o each of our directors;
o each of our executive officers; and
o all of our executive officers and directors as a group.

         Beneficial ownership is generally attributed to person(s) who have the right to vote or dispose of securities. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from the date of this report, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the date of this prospectus, have been exercised or converted.

         Unless otherwise indicated, each person in the table has sole investment and voting power with respect to all shares shown as beneficially owned. Unless otherwise indicated the address of each beneficial owner is 770 West Camino Real, Suite 200, Boca Raton, Fl 33433.



Name and Address           Number of Shares                  Percent of
                          Beneficially Owned                 Outstanding
                                                                Shares
Michael Perry                    500,000        (1)               *
Jeffrey Robbins                  750,000        (2)               *
Michele Ralston              107,776,566        (3)             51.0%
Officers and Directors
 as a group (5 persons)      109,026,566        (1)(2)(3)       51.6%
Capital Holdings LLC          14,500,000                         6.9%
6337 South Highland Drive
Suite 3502
Salt Lake City, UT 84121

*        Less than 1%.

(1) Consists of 500,000 shares issued to Mr. Perry under his employment agreement. Does not include an additional 2,500,000 shares that vest in equal amounts at six month intervals commencing August 23, 2004.
(2)      Consists of currently outstanding shares.
(3) Consists of shares issued to Ms. Ralston in exchange for her shares of Ralston Communications, Inc.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On May 30, 2003 we consummated an Agreement and Plan of Merger with Ralston Communications, Inc. Pursuant to the merger agreement, Ralston Communications became our wholly owned subsidiary, and we issued to Michele Ralston, the sole shareholder of Ralston Communications, 107,776,566 shares of our common stock in exchange for her shares of Ralston Communications. At the closing of the merger agreement, Ralston Communication's president, Jeff Robbins, was elected to our Board of Directors and appointed president and Ms. Ralston was appointed our secretary and treasurer, and elected to our Board of Directors.

         During the fiscal year ended December 31, 2001 and prior to our acquisition of Ralston Communications, Inc., Michele Ralston, our Secretary, Treasurer, Acting Chief Financial Officer and a director, advanced approximately $430,000 to Ralston Communications, Inc., our wholly owned subsidiary. The advances, which were used for the purpose of paying bank indebtedness of Ralston Communications, are non-interest bearing and are payable on demand. The amount outstanding as of December 31, 2003 was $397,226.

         During the fiscal year ended December 31, 2001 and prior to our acquisition of Ralston Communications, Inc., Ralston Communications, Inc. advanced $124,188 to Ralston Transportation Services, Inc., a company owned by Michele Ralston, our Secretary, Treasurer and Chairman of the Board. As of December 31, 2003, we were unable to determine the collectibility of the advance and, accordingly, have written off the advance as a bad debt.

                                     PART IV

                     EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a) The following financial statements are filed as a part of this Form 10-KSB in Appendix A hereto:

i.   Report auditors' reports
ii. Consolidated statements of operations for the years ended December 31, 2002 and 2003
iii. Consolidated balance sheet as of December 31, 2003
iv. Consolidated statements of shareholders' equity for the years ended December 31, 2002 and 2003
v. Consolidated statements of cash flows for the years ended December 31, 2002 and 2003
vi.  Notes to consolidated financial statements.

(b) The following Exhibits are filed as part of this Report on Form 10-KSB:

Exhibit  Exhibit Description
No.

2.1 Agreement and Plan of Merger re: Boston Pacific Medical, Inc. dated April 1, 2003 (1)
2.2 Agreement and Plan of Merger re: Ralston Communications, Inc. dated May 30, 2003 (2)
3.1.1    Articles of Incorporation (3)
3.1.2    Articles of Merger dated May 3, 2003 (4)
3.1.3    Designations of 8% Convertible Preferred Stock (5)
3.1.4    Designations of Series B Convertible Preferred Stock (6)
3.2      By-Laws (7)
10.3     Share Exchange Agreement re: Meeting Technologies dated February 23,
          2004 (8)
10.4     Employment Agreement with Michael Perry  (9)**
31.1     CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002
31.2     CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002
32.1     CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002
32.2     CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

(1) Incorporated by reference to exhibit 3.3 to the registrant's quarterly report on Form 10-QSB filed on May 15, 2003.
(2) Incorporated by reference to exhibit 3.2 to the registrant's quarterly report on Form 10-QSB filed on May 15, 2003.
(3) Incorporated by reference to exhibit 3.1 to the registrant's quarterly report on Form 10-QSB filed on May 15, 2003.
(4) Incorporated by reference to exhibit 3.4 to the registrant's quarterly report on Form 10-QSB filed on May 15, 2003.
(5) Incorporated by reference to exhibit 4.1 to the registrant's quarterly report on Form 10-QSB filed on May 15, 2003.
(6) Incorporated by reference to exhibit 4.2 to the registrant's quarterly report on Form 10-QSB filed on May 15, 2003.
(7) Incorporated by reference to exhibit 2 to the registrant's current report on Form 8-K filed on June 3, 2003.

(8) Incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed March 4, 2004.
(9) Incorporated by reference to Exhibit 10.2 to the registrant's current report on Form 8-K filed March 4, 2004.

*        Filed herewith
**       Compensatory Agreement.

         (c) During the last quarter of the fiscal year ended December 31, 2003, the Company filed no reports on Form 8-K

                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table shows the fees that we paid or accrued for the audit and other services provided by Sherb & Co., LLP for the 2003 and 2002 fiscal years.

                         Fiscal 2003                     Fiscal 2002
                         -----------                     -----------

Audit Fees               $21,000                         $16,000
Audit-Related Fees          -                               -
Tax Fees                    -                               -
All Other Fees              -                               -
                          ------                          ------
Total                    $21,000                         $16,000
                          ======                          ======

         Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

         Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

         Tax Fees -- This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

         All Other Fees -- This category consists of fees for other miscellaneous items.

         The Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2003 were pre-approved by the entire Board of Directors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Boca Raton, Florida on the 16th day of April 2004.


                                DIRECTVIEW, INC.



                                    By:/s/ Michael Perry
                                           --------------
                                           Michael Perry
                                           Principal Executive Officer


                                    By:/s/ Michele Ralston
                                           ---------------
                                           Michele Ralston
                                           Principal Accounting Officer (Acting)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature              Title                          Date

/s/ Michael Perry          Chief Executive Officer        April 16, 2004
-------------------
    Michael Perry


/s/ Jeffrey Robbins        President, and Director        April 16, 2004
-------------------
    Jeffrey Robbins



/s/ Michele Ralston        Chairman of the Board,         April 16, 2004
-------------------        Secretary and Treasurer
    Michele Ralston        (Acting Chief Financial
                            Officer)