Form 10QSB
period 2004-03-31
DIRECTVIEW INC
filed 2004-05-17
CIK 884380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended March 31, 2004
                               --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to __________


                        Commission File Number: 001-11115
                                                ---------


                                DIRECTVIEW, INC.
                                ----------------
          (Exact name of small business issuer as specified in charter)


                   NEVADA                               04-3053538
                   ------                               ----------
      (State or other jurisdiction of           (I.R.S. Employer I.D. No.)
       incorporation or organization)


                        7700 WEST CAMINO REAL, SUITE 200
                            BOCA RATON, FLORIDA 33433
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)


                                 (561) 750-9777
                                 --------------
                (Issuer's telephone number, including area code)


Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]        No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At April 30, 2004, there were 211,860,322 shares of the small business issuer's common stock outstanding.

                                DIRECTVIEW, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2004


                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

                  Consolidated Balance Sheet (Unaudited)
                  As of March 31, 2004.........................................3

                  Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended March 31, 2004 and 2003 ..........4

                  Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended March 31, 2004 and 2003...........5

                  Notes to Consolidated Financial Statements.................6-9

         Item 2 - Management's Discussion and Analysis or
                  Plan of Operations.......................................10-13

         Item 3 - Controls and Procedures.....................................13


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings...........................................14

         Item 2 - Changes in Securities and Use of Proceeds...................14

         Item 3 - Default Upon Senior Securities..............................14

         Item 4 - Submission of Matters to a Vote of Security Holders.........14

         Item 5 - Other Events................................................14

         Item 6 - Exhibits and Reports on Form 8-K............................14

         Signatures...........................................................15

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
    Cash ........................................................   $    12,175
    Accounts Receivable (Net of Allowance for
      Doubful Accounts of $58,587) ..............................       175,924
    Due fron Related Party ......................................         1,229
                                                                    -----------

        Total Current Assets ....................................       189,328

PROPERTY AND EQUIPMENT - Net ....................................         1,036
INTANGIBLES ASSET (Net of Accumulated Amortization of $853) .....        29,867
OTHER ASSETS ....................................................         8,802
                                                                    -----------

        Total Assets ............................................   $   229,033
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Current Portion of Loans Payable ............................   $   184,600
    Accounts Payable ............................................       416,787
    Accrued Expenses ............................................        52,185
    Due to Shareholder ..........................................       391,914
                                                                    -----------

        Total Current Liabilities ...............................     1,045,486

Long-Term Debt ..................................................        20,000
                                                                    -----------

        Total Liabilities .......................................     1,065,486
                                                                    -----------

STOCKHOLDERS' DEFICIT:
    Preferred Stock ($0.0001 Par Value;
        5,000,000 Shares Authorized;
        No Shares Issued and Outstanding) .......................             -
    Common Stock ($0.0001 Par Value;
        300,000,000 Shares Authorized;
        and 211,860,322 Shares Issued and Outstanding) ..........        21,186
    Additional Paid-in Capital ..................................     6,149,216
    Accumulated Deficit .........................................    (7,006,855)
                                                                    -----------

        Total Stockholders' Deficit .............................      (836,453)
                                                                    -----------

        Total Liabilities and Stockholders' Deficit .............   $   229,033
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      For the Three Months
                                                         ended March 31,
                                                  -----------------------------
                                                      2004             2003
                                                  -------------   -------------

NET SALES ......................................  $     144,402   $      81,700

COST OF SALES ..................................         40,764          27,301
                                                  -------------   -------------

GROSS PROFIT ...................................        103,638          54,399
                                                  -------------   -------------

OPERATING EXPENSES:
    Depreciation ...............................            892           1,103
    Professional Fees ..........................          7,020           6,100
    Rent .......................................          2,107           4,000
    Compensation ...............................         46,161          27,494
    Other Selling, General and Administrative ..         82,140          35,669
                                                  -------------   -------------

        Total Operating Expenses ...............        138,320          74,366
                                                  -------------   -------------

LOSS FROM OPERATIONS ...........................        (34,682)        (19,967)
                                                  -------------   -------------

OTHER INCOME (EXPENSES):
    Rental Income ..............................              -           2,700
    Interest Expense ...........................         (1,776)              -
                                                  -------------   -------------

        Total Other Income (Expenses) ..........         (1,776)          2,700
                                                  -------------   -------------

NET LOSS .......................................  $     (36,458)  $     (17,267)
                                                  =============   =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED ..  $       (0.00)  $       (0.11)
                                                  =============   =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .....    212,110,322         159,521
                                                  =============   =============

          See accompanying notes to consolidated financial statements.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            For the Three Months
                                                              Ended March 31,
                                                            --------------------
                                                              2004       2003
                                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss ............................................  $(36,458)  $(17,267)
     Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:
           Depreciation and amortization .................       892      1,103
           (Increase) Decrease in:
              Accounts receivable ........................   (56,219)    15,531
              Due from related party .....................    (1,229)     8,510
              Other assets ...............................    (8,802)         -
           Increase (Decrease) in:
              Accounts payable ...........................    70,187    (20,991)
              Accrued expenses ...........................   (10,103)     1,782
                                                            --------   --------

Net Cash Flows Used in Operating Activities ..............   (41,732)   (11,332)
                                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash from acquisition ...............................       391          -
                                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in bank overdraft ..........................         -     (1,507)
     Proceeds from notes payable .........................    20,000     45,000
     Payments on advances from shareholder ...............    (5,312)   (20,867)
                                                            --------   --------

Net Cash Flows Provided by Financing Activities ..........    14,688     22,626
                                                            --------   --------

Net Increase (Decrease) in Cash ..........................   (26,653)    11,294
Cash - Beginning of Year .................................    38,828          -
                                                            --------   --------

Cash - End of Period .....................................  $ 12,175   $ 11,294
                                                            ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest .........................................  $      -   $      -
                                                            ========   ========
        Income Taxes .....................................  $      -   $      -
                                                            ========   ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Acquisition details:
        Fair value of assets acquired ....................  $ 32,461   $      -
                                                            ========   ========
        Liabilities assumed ..............................  $ 38,181   $      -
                                                            ========   ========
        Common stock issued for acquisitions .............  $ 25,000   $      -
                                                            ========   ========
        Customer list ....................................  $ 30,720   $      -
                                                            ========   ========

          See accompanying notes to consolidated financial statements.

                                DIRECTVIEW, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

NOTE 1 - BASIS OF PRESENTATION AND SUMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments have been included and all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2003 and notes thereto contained in the Report on Form 10-KSB of DirectView, Inc. ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the full fiscal year ending December 31, 2004.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

ORGANIZIATION

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

REVENUE RECOGNITION

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 101 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. Revenue is recognized upon completion of conferencing services. The Company generally does not charge up-front fees and bills its customers based on usage. Revenue for video equipment sales is recognized upon delivery and installation.

                                DIRECTVIEW, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

NOTE 1 - BASIS OF PRESENTATION AND SUMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of March 31, 2004 and 2003, the Company did not have any common stock equivalents or potentially dilutive securities outstanding.

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

                                DIRECTVIEW, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

NOTE 1 - BASIS OF PRESENTATION AND SUMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

NOTE 2 - ACQUISITION

On February 23, 2004, the Company entered into a Stock Purchase Agreement with Meeting Technologies, Inc. ("Meeting") and Meeting's shareholder. Meeting has principal offices in New York. Meeting Technologies, Inc. is a privately held provider of video conferencing equipment and related services. As a result of the acquisition, the Company issued 500,000 shares of its common stock with a fair market value of $25,000 in exchange for 100% of the capital stock of Meeting. The Company accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $30,720. The excess has been applied to customer lists and will be amortized over 36 months. The results of operations of Meeting are included in the accompanying financial statements from February 23, 2004 (effective date of acquisition) to March 31, 2004.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Meeting had occurred as of the following periods:

                                                  Three Months     Three Months
                                                      Ended           Ended
                                                 March 31, 2004   March 31, 2003
                                                 --------------   --------------
Net Revenues ....................................  $ 203,573        $ 154,426
Net Loss from continuing operations .............  $ (19,566)       $ (12,772)
Net Loss per Share from continuing operations ...  $    (.00)       $    (.08)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 3 - LOAN PAYABLE - RELATED PARTY

As of March 31, 2004, the Company has outstanding loans payable due to the stockholder of the Company of $391,914. This amount is non-interest bearing and is due upon demand.

                                DIRECTVIEW, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

NOTE 4 - LONG-TERM DEBT

As of March 31, 2004, the Company has loans with various entities and an individual. The loans bear interest at 3.50% per annum and are payable through March 31, 2006. During the period of any default under the terms of the notes, the interest rate of the entire indebtedness outstanding shall be at the rate of 12% per annum. At March 31, 2004, loans payable to these entities or individual amounted to $204,600. As of March 31, 2004, accrued interest payable of the loans amounted to $4,888 and is included in accrued expenses on the accompanying balance sheet.

The scheduled maturities of long-term debt are as follows:

         2005 ................................... $184,600
         2006 ...................................   20,000
                                                  --------
                                                  $204,600
                                                  ========
NOTE 5 - STOCKHOLDERS' DEFICIT

Common Stock

In February 2004. the Company issued 500,000 shares of common stock in connection with the acquisition of Meeeting Technologies, Inc. (see note 2).

NOTE 6 - COMMITMENT

The Company entered into an employment agreement with Michael Perry under which Mr. Perry was engaged to serve as the Chief Executive Officer of the Company for an initial term of two years, subject to automatic annual renewal terms (unless terminated by either party at least 60 days prior to the end of any annual renewal term). Mr. Perry will receive an annual base salary of $63,000, and, subject to his continued employment by the Company, 2,500,000 shares of common stock payable over the initial two-year term of the employment agreement. Mr. Perry is also entitled to a (a) commission equal to 50% of the Company's gross margins (as defined in the employment agreement) on sales sourced by Mr. Perry and a 4% override on all other sales, and (b) a bonus of from 3% on net revenues of $150,000 to 9% on net revenues of $300,000 or more.

NOTE 7 - GOING CONCERN CONSIDERATIONS

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $7,006,855 and a working capital deficit of $856,158 at March 31, 2004, net losses in three months ended March 31, 2004 of $36,458 and cash used in operations during the three months ended March 31, 2004 of $41,732.

While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its product to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate increased revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

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

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Revenues

Net sales for the three months ended March 31, 2004 were $144,402 compared to $81,700 for the three months ended March 31, 2003, an increase of $62,702 or 76.7%. The increase was due to increased marketing efforts.

Cost of sales for the three months ended March 31, 2004 was $40,764 with a gross margin of 71.8%. Cost of goods sold for the comparable period in 2003 was $27,301 with a gross margin of 66.6%.

Depreciation expense for the three months ended ended March 31, 2004 and 2003 was $892 and $1,103, respectively.

Professional fees for the three months ended March 31, 2004 were $7,020 as compared to $6,100 for the three months ended March 31, 2003, an increase of $920 and was due to increased professional costs associated with our recent acquisition and increased SEC filing costs.

Rent expense for the three months ended March 31, 2004 was $2,107 as compared to $4,000 for the three months ended March 31, 2003, a decrease of $1,893 due to the fact that we did not begin paying rent on our new lease until March 2004.

Compensation expense for the three months ended March 31, 2004 was $46,161 as compared to $27,494 for the three months ended March 31, 2003, an increase of $18,667 or 68%. This increase is primarily due the hiring of additional sales staff during the three months ended March 31, 2004 as well the hiring of our new CEO.

Other general and administrative expenses for the three months ended March 31, 2004 were $82,140 as compared to $35,669 for the three months ended March 31, 2003, an increase of $46,471. The increase was primarily due to an increase in bad debt expense from the write-off of uncollectible related party receivables of $124,188 offset by decreases in other general and administrative expenses due to cost cutting measures and the restructuring of our expenditures to manage our available cash flows.

Rental income related to the sublease of portions of our former office space was $2,700 for the three months ended March 31, 2003 as compared to $0 for the three months ended March 31, 2004, a decrease of $2,700. This decrease was due to our abandonment of our former office space during the first quarter of 2003.

We had interest expense of $1,776 for the three months ended March 31, 2004 compared to $0 for the comparable period in 2003.

The Company reported net losses for the three months ended March 31, 2004 and 2003 of $36,458 and $17,267, respectively. This translates to a per share loss of $.00 and $0.11 for the three months ended March 31, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our available cash balance at March 31, 2004 was approximately $12,000.

At March 31, 2004, we had a stockholders' deficit of $836,453. Our operations have been funded by loans from various entities totalling $324,600. These funds were used primarily for working capital, capital expenditures, advances to third parties, and to pay down certain related party loans. As of April 10, 2004 the Company had minimal cash on hand and will have to minimize operations until it receives additional cash flows from its businesses.

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

During the three months ended March 31, 2004, the Company had net cash used in operating activities of $41,732. This consisted of a net loss of $36,458, an increase in our accounts receivable of $56,219, an increase in other assets of $8,802, and a decrease in accrued expense of $10,103 offset by depreciation of $892 and an increase in accounts payable of $70,187. In the comparable period of 2003, we had net cash used in operations of $11,332 primarily relating to the net loss of $17,267 and cash used to reduce accounts payable of $20,991 offset by cash increases due to a decrease in accounts receivable of $15,531 and a decrease in amounts due from a related party of $8,510.

During the three months ended March 31, 2004, we received cash of $391 from our acquisition .

Net cash provided by financing activities for the three months ended March 31, 2004 was $14,688 as compared to net cash provided by financing activities of $22,626 for the three months ended March 31, 2003. During the three months ended March 31, 2004, we received net proceeds from loans of $20,000 offset by repaymemts of shareholder loans of $5,312. In the comparable period of 2003, we received net proceeds from loans of $45,000 offset by the repaymemt of shareholder loans of $20,867.

For the fiscal year ended December 31, 2003, our auditors have issued a going concern opinion in connection with their audit of the Company's financial statements. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $7,006,855 and a working capital deficit of $856,158 at March 31, 2004, net losses for the three months ended March 31, 2004 of $36,458 and cash used in operations during the three months ended March 31, 2004 of $41,732. These conditions raise substantial doubt about our ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet our working capital needs.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for DirectView, Inc. include revenue recognition and accounting for stock based compensation.

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

                                     PART II

Item 1 - Legal Proceedings

A wholly-owned subsidiary of the Company has had certain judgments issued and claims made against it aggregating approximately $300,000. These judgments and claims arose from transactions undertaken several years ago and prior to the merger into a wholly-owned subsidiary of the Company that occurred in May 2003. The Company derived no benefit from these transactions and received no assets or rights directly or indirectly from the acquisition of this subsidiary. The Company is not seeking to defend any of these claims, although in certain instances, a counterclaim existed with regard to one of the claimants. The Company does not believe it is liable for any of the judgments or related claims.

Item 2 - Changes in Securities and Use of Proceeds

In February 2004, we issued 500,000 shares of common stock issued to Michael Perry, our new CEO, in connection with the acquisition of Meeting Technologies, Inc. In as much as Mr. Perry was a sophisticated purchaser and based on his bargaining power had access to all relevant information pertaining to the company, the issuance was exempt under section 4 (2) of the SECURITIES ACT OF 1933.

Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submissions of Matters to a Vote of Security Holders

         None.

Item 5.  Other Events

We entered into an employment agreement with Michael Perry under which Mr. Perry was engaged to serve as the Chief Executive Officer of the Company for an initial term of two years, subject to automatic annual renewal terms (unless terminated by either party at least 60 days prior to the end of any annual renewal term).

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibit is attached to this report:

         31.1     Certification of Chief Executive Officer under Section 302

         31.2     Certification of Principal Financial Officer under Section 302

         32.1     Certification of Chief Executive Officer under Section 906

         32.2     Certification of Principal Financial Officer under Section 906
         ----------
         (1) Filed with Form 8-K on February 23, 2004

(b) Reports on Form 8-K:

         DATE       DESCRIPTION                                  ITEM REPORTED
         ----       -----------                                  -------------
         2/23/04    Acquisition of Meeting Technologies, Inc.          5

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the small business issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        DirectView, Inc.

         Date:  May 17, 2004            By: /s/ Michael Perry
                                            -----------------
                                        Michael  Perry
                                        Chief Executive Officer and Principal
                                        Financial and Accounting Officer