Form 10QSB
period 2004-06-30
DIRECTVIEW INC
filed 2004-08-03
CIK 884380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934
        For the transition period from ________ to __________


                        Commission File Number: 001-11115

                                DIRECTVIEW, INC.
          (Exact name of small business issuer as specified in charter)


         NEVADA                                           04-3053538
         ------                                           ----------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)


                        7700 West Camino Real, Suite 200
                            Boca Raton, Florida 33433
               (Address of principal executive offices)(Zip Code)

                                 (561) 750-9777
                (Issuer's telephone number, including area code)


  Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At July 15, 2004, there were 216,859,822 shares of the small business issuer's common stock outstanding.

                                DIRECTVIEW, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2004



                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet (Unaudited)
                  As of June 30, 2004..........................................3
         Consolidated Statements of Operations (Unaudited)
                  For the Three and Six Months Ended June 30, 2004 and 2003 ...4 Consolidated Statements of Cash Flows (Unaudited)
                  For the Six Months Ended June 30, 2004 and 2003..............5

         Notes to Consolidated Financial Statements.........................6-10

         Item 2 - Management's Discussion and Analysis or Plan of
                     Operations............................................11-12

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

         Item 1 - Legal Proceedings...........................................14

         Item 2 - Changes in Securities and Use of Proceeds...................14

         Item 3 - Default Upon Senior Securities..............................14

         Item 4 - Submission of Matters to a Vote of Security Holders.........14

         Item 5 - Other Events................................................15

         Item 6 - Exhibits and Reports on Form 8-K............................15

         Signatures...........................................................15

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)




                                     ASSETS


CURRENT ASSETS:
    Cash                                                              $  27,752
    Accounts Receivable (Net of Allowance
    for Doubtful Accounts of $58,587)                                   330,493
                                                                   -------------

        Total Current Assets                                            358,245

PROPERTY AND EQUIPMENT - Net                                              1,646
INTANGIBLE ASSET (Net of Accumulated Amortization of $3,413)             27,307
OTHER ASSETS                                                              8,801
                                                                   -------------

        Total Assets                                                  $ 395,999
                                                                   =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts Payable                                                  $ 452,519
    Accrued Expenses                                                     47,564
    Due to Shareholder                                                  379,545
                                                                   -------------

        Total Current Liabilities                                       879,628

Long-Term Debt                                                          229,600
                                                                   -------------

        Total Liabilities                                             1,109,228
                                                                   -------------

STOCKHOLDERS' DEFICIT:
    Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized;
       0 Shares Issued and Outstanding)                                        -
    Common Stock ($0.0001 Par Value; 300,000,000 Shares Authorized;
        and 216,859,822 Shares Issued and Outstanding)                   21,686
    Additional Paid-in Capital                                        6,460,197
    Accumulated Deficit                                              (7,029,868)
    Deferred Compensation                                              (165,244)
                                                                   -------------

        Total Stockholders' Deficit                                    (713,229)
                                                                   -------------

        Total Liabilities and Stockholders' Deficit                   $ 395,999
                                                                  ==============


          See accompanying notes to consolidated financial statements.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       For the Three Months ended June 30,      For the Six Months ended June 30,
                                                     --------------------------------------   --------------------------------------
                                                            2004                   2003               2004                  2003
                                                     ----------------  -------------------   -----------------   ------------------

NET SALES                                                  $ 247,787              $ 70,242           $ 392,189            $ 151,942

COST OF SALES                                                 71,828                15,572             112,592               42,873
                                                     ----------------  --------------------   -----------------   ------------------
GROSS PROFIT                                                 175,959                54,670             279,597              109,069
                                                     ----------------  --------------------   -----------------   ------------------

OPERATING EXPENSES:
    Depreciation and Amortization                              2,620                 1,104               3,512                2,207
    Professional Fees                                         22,680                40,220              29,700               46,320
    Rent                                                      13,333                 6,000              15,440               10,000
    Compensation                                              43,630                28,656              89,791               56,150
    Other Selling, General and Administrative                114,780                55,539             196,920               91,208
                                                     ----------------  --------------------   -----------------   ------------------

        Total Operating Expenses                             197,043               131,519             335,363              205,885
                                                     ----------------  --------------------   -----------------   ------------------

LOSS FROM OPERATIONS                                         (21,084)              (76,849)            (55,766)             (96,816)
                                                     ----------------  --------------------   -----------------   ------------------

OTHER INCOME (EXPENSES):
     Rental Income                                                 -                     -                   -                2,700
     Interest Expense                                         (1,929)                    -              (3,705)                   -
                                                     ----------------  --------------------   -----------------   ------------------

        Total Other Income (Expenses)                         (1,929)                    -              (3,705)               2,700
                                                     ----------------  --------------------   -----------------   ------------------

NET LOSS                                                   $ (23,013)            $ (76,849)          $ (59,471)           $ (94,116)
                                                     ================  ====================   =================   ==================


NET LOSS PER COMMON
  SHARE - BASIC AND DILUTED                                  $ (0.00)              $ (0.00)            $ (0.00)             $ (0.00)
                                                     ================  ====================   =================   ==================


WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                          212,840,888            68,547,804         212,202,253           39,238,540
                                                     ================  ====================   =================   ==================



          See accompanying notes to consolidated financial statements.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            For the Six Months Ended June 30,
                                                                             ------------------------------
                                                                                  2004              2003
                                                                             --------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                      $ (59,471)     $ (94,116)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities, Net of Effects of Acquisition:

           Depreciation and amortization                                              3,512          2,207
           Loss on disposal of property and equipment                                     -          6,864
           Stock-based compensation                                                  36,897              -

           (Increase) Decrease in:
             Accounts receivable                                                   (210,788)        (2,573)
             Due from related party                                                       -          8,510
             Other assets                                                            (8,801)             -

           Increase (Decrease) in:
              Accounts payable                                                      145,259         37,147
              Accrued expenses                                                       (4,724)        31,032
                                                                                -------------    -----------

Net Cash Flows Used in Operating Activities                                         (98,116)       (10,929)
                                                                                -------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                (670)             -
     Cash from acquisition                                                              391              -
                                                                                -------------    -----------

Net Cash Flows Used in Investing Activities                                            (279)             -
                                                                                -------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                         60,000              -
     Decrease in bank overdraft                                                           -         (1,507)
     Proceeds from notes payable                                                     45,000         45,000
     Payments on advances from shareholder                                          (17,681)       (21,108)
                                                                                -------------    -----------

Net Cash Flows Provided by Financing Activities                                      87,319         22,385
                                                                                -------------    -----------

Net Increase (Decrease) in Cash                                                     (11,076)        11,456

Cash - Beginning of Year                                                             38,828              -
                                                                                -------------    -----------

Cash - End of Period                                                              $  27,752      $  11,456
                                                                                =============    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                                                     $       -      $       -
                                                                                =============    ===========

     Income Taxes                                                                 $       -      $       -
                                                                                =============    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Common stock issued for debt                                                 $  39,340      $       -
                                                                                =============    ===========

Acquisition details:
     Fair value of assets acquired                                                $  32,461      $       -
                                                                                =============    ===========
     Liabilities assumed                                                          $  38,181      $       -
                                                                                =============    ===========
     Common stock issued for acquisitions                                         $  25,000      $       -
                                                                                =============    ===========
     Customer list                                                                $  30,720      $       -
                                                                                =============    ===========


          See accompanying notes to consolidated financial statements.

                                DIRECTVIEW, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004



NOTE 1 - BASIS OF PRESENTATION AND SUMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments have been included and all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2003 and notes thereto contained in the Report on Form 10-KSB of DirectView, Inc. ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results for the full fiscal year ending December 31, 2004.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2004 and 2003 include the allowance for doubtful accounts and the useful life of property, plant and equipment.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. Revenue is recognized upon completion of conferencing services. The Company generally does not charge up-front fees and bills its customers based on usage. Revenue for video equipment sales is recognized upon delivery and installation.

                                DIRECTVIEW, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004



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

Income (loss) per common share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2004 and 2003, the Company did not have any common stock equivalents or potentially dilutive securities outstanding.

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

                                DIRECTVIEW, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004



NOTE 2 - ACQUISITION

On February 23, 2004, the Company entered into a Stock Purchase Agreement with Meeting Technologies, Inc. ("Meeting") and Meeting's shareholder. Meeting has principal offices in New York. Meeting Technologies, Inc. is a privately held provider of video conferencing equipment and related services. As a result of the acquisition, the Company issued 500,000 shares of its common stock with a fair market value of $25,000 in exchange for 100% of the capital stock of Meeting. The Company accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $30,720. The excess has been applied to customer lists and will be amortized over 36 months. The results of operations of Meeting are included in the accompanying financial statements from February 23, 2004 (effective date of acquisition) to June 30, 2004.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Meeting had occurred as of the following periods:

   ------------------------------------------ ---------------- ----------------
                                             Six Months Ended   Six Months Ended
                                               June 30, 2004      June 30, 2003
   ----------------------------------------- ----------------- ----------------

Net Revenues                                     $  451,360       $  410,480
Net Loss from continuing operations              $  (42,559)      $  (30,679)
Net Loss per Share from continuing operations    $     (.00)      $     (.08)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 3 - LOAN PAYABLE - RELATED PARTY

As of June 30, 2004, the Company has outstanding loans payable due to a stockholder of the Company of $379,545. This amount is non-interest bearing and is due upon demand.

NOTE 4 - LONG-TERM DEBT

As of June 30, 2004, the Company has loans with various entities and an individual. The loans bear interest at 3.50% per annum and are payable through December 31, 2005. During the period of any default under the terms of the notes, the interest rate of the entire indebtedness outstanding shall be at the rate of 12% per annum. At June 30, 2004, loans payable to these entities or individuals amounted to $229,600. As of June 30, 2004, accrued interest payable of the loans amounted to $6,817 and is included in accrued expenses on the accompanying balance sheet.

The scheduled maturities of long-term debt are as follows:

        2005              $    229,600
                          =============

                                DIRECTVIEW, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004



NOTE 5 -  STOCKHOLDERS' DEFICIT

Stock Plan

The Company established the 2004 Stock Compensation Plan (the "Plan")effective May 1, 2004, to provide the Company with flexibility and to conserve cash resources in compensating certain of technical, administrative and professional employees and consultants. The issuance of shares under the Plan is restricted to persons and firms who are closely-related to us and who provide services in connection with the development and production of the Company's products and services. The Plan authorizes us to issue up to 20,000,000 shares of the Company's common stock. Shares must be issued only for bona fide services. Shares are awarded under the Plan pursuant to individually negotiated compensation contracts or commitments as determined and/or approved by the Board of Directors or compensation committee. The eligible participants include directors, officers, employees and non-employee consultants and advisors. There is no limit as to the number of shares that may be awarded under the Plan to a single participant.

Common Stock

In February 2004, the Company issued 500,000 shares of common stock in connection with the acquisition of Meeeting Technologies, Inc. (see note 2).

On April 20, 2004, the Company issued 125,000 shares of common stock to satify a subscription payable of $10,000.

On May 24, 2004, the Company issued 874,500 shares of common stock to an employee, an officer and a consultant for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $0.07 based on the quoted trading price and recorded compensation expense of $21,875 and reduced accounts payable by $39,340.

On May 28, 2004, the Company entered into a one-year consulting agreement and granted 4,000,000 stock options to a consultant for business development and marketing services. These options were granted with an exercise price of $.015 per share. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of -0- percent; expected volatility of 99 percent; risk-free interest rate of 4.50 percent and an expected holding period of one-half year. In connection with these options, the Company recorded deferred compensation of $180,266, which is amortized into consulting expense over the term of the contract. As of June 30, 2004, the Company amortized $15,022 into consulting expnese. On June 18, 2004, in connection with the exercise of this option, the Company issued 4,000,000 shares of common stock for proceeds of $60,000.

NOTE 6 - COMMITMENT AND CONTINGENCIES

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

                                DIRECTVIEW, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


NOTE 7 - CONCENTRATIONS

The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, requires no collateral from its customers. The Company's three largest customers accounted for approximately 55% of net sales for the six months ended June 30, 2004.

NOTE 8 - GOING CONCERN CONSIDERATIONS


As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $7,029,868 and a working capital deficit of $521,383 at June 30, 2004, net losses in six months ended June 30, 2004 of $59,471 and cash used in operations during the six months ended June 30, 2004 of $98,116.

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

NOTE 9 - SUBSEQUENT EVENT

On July 12, 2004, the Company entered into a stock purchase agreement with Langley Park Investments PLC, a corporation organized under the laws of England and Wales ("Langley"). Under the terms of the agreement, the Company shall issue and sell to Langley, 47,500,000 shares of the Company's common stock at the average of the closing bid price per share of common stock during the ten (10) trading days immediatley prior to July 30, 2004. The total purchase price shall be paid by delivery to the Company of the number of Langley shares (Langely shares represents shares in Langley's investment fund to be traded on the London exchange in the near future) equal to the total purchase price divided by the conversion rate of British Pound Sterling to US dollar on the day preceding the closing. In connection with the stock purhcase agreement, the Company entered into an escow agreement. The Company and Langley agreed that the Company's shares and the Langley shares shall be deposited into escrow, including 50% of the Langley shares to be deposited into escrow as Downside Priced Protection (the "Langley escrow shares"). If at any time before September 30, 2004, the escow agent receives written notice from Langley that the Langley shares are listed on the London Stock Exchange, the escow agent shall distribute the Company's common stock to Langley and fify percent of the Langley shares to the Company. If the escow agent does not receive notice by September 30, 2004, the escow agent shall return the Company's shares to the Company and the Langley shares to Langley. However, the Company has the option to extend the September 30, 2004 deadline by providing written notice to the escrow agent.

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

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Revenues

Net sales for the six months ended June 30, 2004 were $392,189 compared to $151,942 for the six months ended June 30, 2003, an increase of $240,247 or 158%. The increase was due to increased marketing efforts as well as the signing of new sales contracts with organizations in the distance learning market.

Cost of sales for the six months ended June 30, 2004 was $112,592 with a gross margin of 71.3%. Cost of sales for the comparable period in 2003 was $42,873 with a gross margin of 72%.

Depreciation expense for the six months ended June 30, 2004 and 2003 was $3,512 and $2,207, respectively.

Professional fees for the six months ended June 30, 2004 were $29,700 as compared to $46,320 for the six months ended June 30, 2003, a decrease of $16,620 and was due to decreased professional costs associated with our SEC filings due to increased efficiencies in our financial reporting.

Rent expense for the six months ended June 30, 2004 was $15,440 as compared to $10,000 for the six months ended June 30, 2003, an increase of $5,440 due to the fact that we began to pay rent on our new lease in March 2004.

Compensation expense for the six months ended June 30, 2004 was $89,791 as compared to $56,150 for the six months ended June 30, 2003, an increase of $33,641 or 60%. This increase is primarily due the hiring of additional sales staff during the three months ended March 31, 2004 as well the hiring of our new CEO.

Other general and administrative expenses for the six months ended June 30, 2004, were $196,920 as compared to $91,208 for the six months ended June 30, 2003, an increase of $105,712. The increase was primarily due to an increase in travel related expenses due to our increased marketing efforts, increased telecomunication costs and increased administrative costs associated with our office growth.

Rental income related to the sublease of portions of our former office space was $0 for the six months ended June 30, 2004 as compared to $2,700 for the six months ended June 30, 2003, a decrease of $2,700. This decrease was due to the abandonment of our former office space during the first quarter of 2003.

We had interest expense of $3,705 for the six months ended June 30, 2004 compared to $0 for the comparable period in 2003.

The Company reported net losses for the six months ended June 30, 2004 and 2003 of $59,471 and $94,116, respectively. This translates to a per share loss of $0.00 and $0.00 for the six months ended June 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our available cash balance at June 30, 2004 was approximately $27,700.

At June 30, 2004, we had a stockholders' deficit of $713,229. Our operations have been funded by loans from various entities totalling $229,600. These funds were used primarily for working capital, capital expenditures, advances to third parties, and to pay down certain related party loans. As of July 15, 2004 the Company had minimal cash on hand and will have to minimize operations until it receives additional cash flows from its businesses.

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

During the six months ended June 30, 2004, we had net cash used in operating activities of $98,116. This consisted of a net loss of $59,471, an increase in our accounts receivable of $210,788, an increase in other assets of $8,801, and a decrease in accrued expense of $4,724 offset by depreciation and amortization of $3,512, stock-based compensation of $36,897, and an increase in accounts payable of $145,259. In the comparable period of 2003, we had net cash used in operations of $10,929 primarily relating to the net loss of $94,116 offset by deceases in our operating assets of $5,937, depreciation of $2,207, loss on disposal of property and equipmentof $6,864 and increases in our liabilities consisting of accounts payable and accrued expenses of $68,179.

During the six months ended June 30, 2004 , we received cash of $391 from our acquisition and purchased property and equipment of $670.

Net cash provided by financing activities for the six months ended June 30, 2004 was $87,319 as compared to net cash provided by financing activities of $22,385 for the six months ended June 30, 2003. During the six months ended June 30, 2004, we received net proceeds from loans of $45,000 and proceeds from the exercise of stock options of $60,000 offset by repaymemts of shareholder loans of $17,681. In the comparable period of 2003, we received net proceeds from loans of $45,000 offset by the repaymemt of shareholder loans of $21,108.

For the fiscal year ended December 31, 2003, our auditors have issued a going concern opinion in connection with their audit of the Company's financial statements. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $7,029,868 and a working capital deficit of $521,383 at June 30, 2004, net losses for the six months ended June 30, 2004 of $59,471 and cash used in operations during the six months ended June 30, 2004 of $98,116. These conditions raise substantial doubt about our ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet our working capital needs.

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

Item 2 - Changes in Securities and Use of Proceeds

          On April 20, 2004, the Company issued 125,000 shares of common stock to satify a subscription payable of $10,000.

          On May 24,2004, we issued 874,500 shares of common stock an employee, an officer and a consultant for services rendered.

          On June 18, 2004, in connection with the exercise of this option, we issued 4,000,000 shares of common stock for proceeds of $60,000.

Item 3 - Defaults Upon Senior Securities

          None.

Item 4 - Submissions of Matters to a Vote of Security Holders

          None

Item 5.  Other Events

         None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

10.1 Share Exchange Agreement dated February 23, 2004 by and between DirectView, Inc., Meeting Technologies, Inc. and Michael Perry (1)
10.2   Employment Agreement dated February 23, 2004 by and between Michael
       Perry and DirectView, Inc. (1)
31.1   Certification of Chief Executive Officer Certification under Section 302
31.2 Certification of Principal Financial and Accounting Officer Certification under Section 302
32.1   Certification of Chief Executive Officer Certification under Section 906
32.2 Certification of Principal Financial anf Accounting Officer Certification under Section 906

         (1) Filed with Form 8-K on February 23, 2004


(b) Reports on Form 8-K:

         Date              Description                             Item Reported

         5/20/04           Reporting of quarter ended
                             March 31, 2004 financial results             12.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the small business issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           DirectView, Inc.


       Date:  August 3, 2004               By: /s/Michael Perry
                                           --------------------
                                           Michael Perry
                                           Chief Executive Officer and Principal
                                           Financial and Accounting Officer