Form 10QSB
period 2004-09-30
DIRECTVIEW INC
filed 2004-11-15
CIK 884380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the quarter ended September 30, 2004

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


  Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At October 31, 2004, there were 264,959,822 shares of the small business issuer's common stock outstanding.

                                DIRECTVIEW, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004


                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet (Unaudited)
                  As of September 30, 2004.....................................3
         Consolidated Statements of Operations (Unaudited)
                  For the Three and Nine Months Ended September 30, 2004
                   and 2003 ...................................................4
         Consolidated Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended September 30, 2004 and 2003........5

         Notes to Consolidated Financial Statements.........................6-10

         Item 2 - Management's Discussion and Analysis or Plan of
                     Operations............................................11-14

         Item 3 - Controls and Procedures.....................................14

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings...........................................14

         Item 2 - Changes in Securities and Use of Proceeds...................15

         Item 3 - Default Upon Senior Securities..............................15

         Item 4 - Submission of Matters to a Vote of Security Holders.........15

         Item 5 - Other Events................................................15

         Item 6 - Exhibits and Reports on Form 8-K............................15

         Signatures...........................................................16

                          DIRECTVIEW, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
                                    September 30, 2004
                                       (Unaudited)


                                          ASSETS

CURRENT ASSETS:
    Cash                                                                                            $    5,166
    Accounts Receivable (Net of Allowance for Doubtful Accounts of $60,601)                            106,700
    Due from Related Party                                                                               1,353
                                                                                              -----------------

        Total Current Assets                                                                           113,219

PROPERTY AND EQUIPMENT - Net                                                                             1,557
INTANGIBLES ASSET (Net of Accumulated Amortization of $5,973)                                           24,747
INVESTMENT IN MARKETABLE SECURITY, at market                                                           679,526
OTHER ASSETS                                                                                             8,801
                                                                                              -----------------

        Total Assets                                                                                 $ 827,850
                                                                                              =================


                          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts Payable                                                                                $  425,342
    Accrued Expenses                                                                                    51,958
    Due to Shareholder                                                                                 368,025
                                                                                              -----------------

        Total Current Liabilities                                                                      845,325

Long-Term Debt                                                                                         237,100
                                                                                              -----------------

        Total Liabilities                                                                            1,082,425
                                                                                              -----------------

STOCKHOLDERS' DEFICIT:
    Preferred Stock ($0.0001 Par Value; 5,000,000 Shares Authorized;  No
        Shares Issued and Outstanding)                                                                       -
    Common Stock ($0.0001 Par Value; 300,000,000 Shares Authorized;
        and 264,959,822 Shares Issued and Outstanding, including 500,000 Shares Issuable)               26,496
    Additional Paid-in Capital                                                                       8,684,238
    Accumulated Deficit                                                                             (7,317,808)
    Accumulated Other Comprehensive Loss                                                            (1,527,325)
    Deferred Compensation                                                                             (120,176)
                                                                                              -----------------

        Total Stockholders' Deficit                                                                   (254,575)
                                                                                              -----------------

        Total Liabilities and Stockholders' Deficit                                                 $  827,850
                                                                                              =================



          See accompanying notes to consolidated financial statements.
                                       -3-

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         For the Three Months ended                For the Nine Months ended
                                                               September 30,                            September 30,
                                                   ---------------------------------------  ----------------------------------------
                                                          2004                2003                2004                  2003
                                                   -------------------  ------------------  ------------------    ------------------

NET SALES                                                $     24,404        $    179,156        $    416,593          $    331,098

COST OF SALES                                                   8,852              44,249             121,444                87,122
                                                   -------------------  ------------------  ------------------    ------------------

GROSS PROFIT                                                   15,552             134,907             295,149               243,976
                                                   -------------------  ------------------  ------------------    ------------------

OPERATING EXPENSES:
    Depreciation and Amortization                               2,649               7,967               6,161                10,174
    Bad Debt Expense                                           55,715                   -              55,715                10,000
    Professional Fees                                          20,930             613,497              50,630               659,817
    Rent                                                       13,608               2,232              29,048                12,232
    Compensation                                               64,904             129,985             154,695               186,135
    Stock-Based Compensation                                   67,068           5,310,433             103,965             5,310,433
    Other Selling, General and Administrative                  76,593              32,930             236,616               114,138
                                                   -------------------  ------------------  ------------------    ------------------

        Total Operating Expenses                              301,467           6,097,044             636,830             6,302,929
                                                   -------------------  ------------------  ------------------    ------------------

LOSS FROM OPERATIONS                                         (285,915)         (5,962,137)           (341,681)           (6,058,953)
                                                   -------------------  ------------------  ------------------    ------------------

OTHER INCOME (EXPENSES):
     Rental Income                                                  -                   -                   -                 2,700
     Interest Expense                                          (2,025)            (11,170)             (5,730)              (11,170)
                                                   -------------------  ------------------  ------------------    ------------------

        Total Other Income (Expenses)                          (2,025)            (11,170)             (5,730)               (8,470)
                                                   -------------------  ------------------  ------------------    ------------------

NET LOSS                                                     (287,940)         (5,973,307)           (347,411)           (6,067,423)

OTHER COMPREHENSIVE LOSS:
   Unrealized Loss on Marketable Securities                (1,527,325)                  -          (1,527,325)                    -
                                                   -------------------  ------------------  ------------------    ------------------

COMPREHENSIVE LOSS                                       $ (1,815,265)       $ (5,973,307)       $ (1,874,736)         $ (6,067,423)
                                                   ===================  ==================  ==================    ==================

NET LOSS PER COMMON
  SHARE - BASIC AND DILUTED                                   $ (0.00)            $ (0.04)            $ (0.00)              $ (0.05)
                                                   ===================  ==================  ==================    ==================

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                           249,138,083         163,792,146         224,604,065           111,700,325
                                                   ===================  ==================  ==================    ==================



          See accompanying notes to consolidated financial statements.
                                       -4-

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the Nine Months Ended September 30,
                                                                       ------------------------------
                                                                           2004            2003
                                                                      --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                          $  (347,411)    $  (6,067,423)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:

           Depreciation and amortization                                    6,161             3,310
           Loss on disposal of property and equipment                           -             6,864
           Stock-based compensation                                       103,965         6,025,302

           (Increase) Decrease in:
             Accounts receivable                                           13,005           (60,841)
             Due from related party                                        (1,353)                -
             Other assets                                                  (8,801)                -

           Increase (Decrease) in:
              Accounts payable                                            118,082            54,672
              Accrued expenses                                               (330)           31,443
                                                                      -----------    --------------

Net Cash Flows Used in Operating Activities                              (116,682)           (6,673)
                                                                      -----------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                      (670)                -
     Cash from acquisition                                                    391                 -
                                                                      -----------    --------------

Net Cash Flows Used in Investing Activities                                  (279)                -
                                                                      -----------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                               60,000                 -
     Decrease in bank overdraft                                                 -            (1,507)
     Proceeds from notes payable                                           52,500           106,600
     Due from affiliates                                                        -            16,854
     Payments on advances from shareholder                                (29,201)          (33,187)
                                                                      -----------    --------------

Net Cash Flows Provided by Financing Activities                            83,299            88,760
                                                                      -----------    --------------

Net Increase (Decrease) in Cash                                           (33,662)           82,087

Cash - Beginning of Year                                                   38,828                 -
                                                                      -----------    --------------
Cash - End of Period                                                      $ 5,166     $      82,087
                                                                      ===========    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                                         $    -          $          -
     Income Taxes                                                     $    -          $          -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Common stock issued for debt                                     $    39,340     $          -
                                                                      ===========    ==============
     Common stock issued for marketable securities                    $ 2,206,851     $          -
                                                                      ===========    ==============

Acquisition details:
     Fair value of assets acquired                                    $    32,461      $          -
                                                                      ===========    ==============
     Liabilities assumed                                              $    38,181      $          -
                                                                      ===========    ==============
     Common stock issued for acquisitions                             $    25,000      $          -
                                                                      ===========    ==============
     Customer list                                                    $    30,720      $          -
                                                                      ===========    ==============


          See accompanying notes to consolidated financial statements.

                                DIRECTVIEW, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004



NOTE 1 - BASIS OF PRESENTATION AND SUMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments have been included and all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2003 and notes thereto contained in the Report on Form 10-KSB of DirectView, Inc. ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results for the full fiscal year ending December 31, 2004.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Organization

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

                                DIRECTVIEW, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004



NOTE 1 - BASIS OF PRESENTATION AND SUMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Marketable equity securities

Marketable equity securities consist of investments in equity of publicly traded and non-public domestic and foreign companies and are stated at market value based on the most recently traded price of these securities at September 30, 2004. All marketable securities are classified as available for sale at September 30, 2004. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. Restricted marketable equity securities are shown as long-term assets.

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

Income (loss) per common share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of September 30, 2004 and 2003, the Company did not have any common stock equivalents or potentially dilutive securities outstanding.

Recent accounting pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations, cash flows or financial position.

                                DIRECTVIEW, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004



NOTE 2 - ACQUISITION

On February 23, 2004, the Company entered into a Stock Purchase Agreement with Meeting Technologies, Inc. ("Meeting") and Meeting's shareholder. Meeting has principal offices in New York. Meeting Technologies, Inc. is a privately held provider of video conferencing equipment and related services. As a result of the acquisition, the Company issued 500,000 shares of its common stock with a fair market value of $25,000 in exchange for 100% of the capital stock of Meeting. The Company accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $30,720. The excess has been applied to customer lists and will be amortized over 36 months. The results of operations of Meeting are included in the accompanying financial statements from February 23, 2004 (effective date of acquisition) to September 30, 2004.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Meeting had occurred as of the following periods:


                                                    Nine Months Ended       Nine Months Ended
                                                   September 30, 2004       September 30, 2003
                                                   -------------------    ---------------------
Net Revenues                                           $  475,764             $        682,366
Net Loss from continuing operations                    $ (330,499)            $     (6,043,842)
Net Loss per Share from continuing operations          $     (.00)            $           (.05)


Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 3 - LOAN PAYABLE - RELATED PARTY

As of September 30, 2004, the Company has outstanding loans payable due to a stockholder of the Company of $368,025. This amount is non-interest bearing and is due upon demand.

NOTE 4 - LONG-TERM DEBT

As of September 30, 2004, the Company has loans with various entities and individuals. The loans bear interest at 3.50% per annum and are payable through December 31, 2005. During the period of any default under the terms of the notes, the interest rate of the entire indebtedness outstanding shall be at the rate of 12% per annum. At September 30, 2004, loans payable to these entities or individuals amounted to $237,100. As of September 30, 2004, accrued interest payable of the loans amounted to $8,842 and is included in accrued expenses on the accompanying balance sheet.

The scheduled maturities of long-term debt are as follows:

                       2005            $            237,100
                                       ====================

                                DIRECTVIEW, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004



NOTE 5 -  STOCKHOLDERS' DEFICIT

Stock Plan

The Company established the 2004 Stock Compensation Plan (the "Plan") effective May 1, 2004, to provide the Company with flexibility and to conserve cash resources in compensating certain of technical, administrative and professional employees and consultants. The issuance of shares under the Plan is restricted to persons and firms who are closely-related to us and who provide services in connection with the development and production of the Company's products and services. The Plan authorizes us to issue up to 20,000,000 shares of the Company's common stock. Shares must be issued only for bona fide services. Shares are awarded under the Plan pursuant to individually negotiated compensation contracts or commitments as determined and/or approved by the Board of Directors or compensation committee. The eligible participants include directors, officers, employees and non-employee consultants and advisors. There is no limit as to the number of shares that may be awarded under the Plan to a single participant.

Common Stock

In February 2004. the Company issued 500,000 shares of common stock in connection with the acquisition of Meeting Technologies, Inc.(see note 2).

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

On May 28, 2004, the Company entered into a one-year consulting agreement and granted 4,000,000 stock options to a consultant for business development and marketing services. These options were granted with an exercise price of $.015 per share. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of -0- percent; expected volatility of 99 percent; risk-free interest rate of 4.50 percent and an expected holding period of one-half year. In connection with these options, the Company recorded deferred compensation of $180,266, which will be amortized into consulting expense over the term of the contract. As of September 30, 2004, the Company amortized $60,090 into consulting expense. On June 18, 2004, in connection with the exercise of this option, the Company issued 4,000,000 shares of common stock for proceeds of $60,000.

On August 5, 2004, the Company issued 100,000 shares of common stock to an employee for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $0.045 based on the quoted trading price and recorded stock-based compensation expense of $4,500.

On August 23, 2004, the Company issued 500,000 shares of common stock to an officer/employee for services rendered in connection with an employment agreement. The Company valued these common shares at the fair market value on the dates of grant or $0.035 based on the quoted trading price and recorded stock-based compensation expense of $17,500. As of September 30, 2004, these shares had not been issued.

On July 30, 2004, the Company sold 47,500,000 shares of the Company's common stock at the average of the closing bid price per share of common stock during the ten (10) trading days immediatley prior to July 30, 2004 which was equal to $.0505 per share for an aggregate value of $2,398,751 (See Note 8).

                                DIRECTVIEW, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 6 - COMMITMENT AND CONTINGENCIES

In February 2004, the Company entered into an employment agreement with Michael Perry under which Mr. Perry was engaged to serve as the Chief Executive Officer of the Company for an initial term of two years, subject to automatic annual renewal terms (unless terminated by either party at least 60 days prior to the end of any annual renewal term). Mr. Perry will receive an annual base salary of $63,000, and, subject to his continued employment by the Company, 2,500,000 shares of common stock payable over the initial two-year term of the employment agreement. Mr. Perry is also entitled to a (a) commission equal to 50% of the Company's gross margins (as defined in the employment agreement) on sales sourced by Mr. Perry and a 4% override on all other sales, and (b) a bonus of from 3% on net revenues of $150,000 to 9% on net revenues of $300,000 or more.

NOTE 7 - CONCENTRATIONS

The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, requires no collateral from its customers. The Company's three largest customers accounted for approximately 45% of net sales for the nine months ended September 30, 2004.

NOTE 8 - MARKETABLE EQUITY SECURITIES

On July 12, 2004, the Company entered into a stock purchase agreement with Langley Park Investments PLC, a corporation organized under the laws of England and Wales ("Langley"). On July 30, 2004, under the terms of the agreement, the Company sold Langley, 47,500,000 shares of the Company's common stock at the average of the closing bid price per share of common stock during the ten (10) trading days immediatley prior to July 30, 2004 which was equal to $.0505 per share for an aggregate value of $2,398,751. The total purchase price was paid by delivery to the Company of 1,320,898 Langley shares (Langely shares represents shares in Langley's investment fund to be traded on the London exchange) which was equal to the total purchase price divided by the conversion rate of British Pound Sterling to US dollar on the day preceding the closing. In connection with the stock purhcase agreement, the Company entered into an escow agreement. The Company and Langley agreed that the Company's shares and the Langley shares will be deposited into escrow, including 50% of the Langley shares to be deposited into escrow as Downside Priced Protection (the "Langley escrow shares"). In connection with this stock purchase agreement, the Company paid a placement fee amounting to $191,900 which was paid by the delivery of 105,672 Langley shares (8% of total Langley shares received) to the Placement Agent. As of September 30, 2004, the Company had 1,218,226 Langley shares remaining which were valued at a fair market value of $.5578 per share or $679,526.

NOTE 8 - GOING CONCERN CONSIDERATIONS


As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $7,317,808 and a working capital deficit of $732,106 at September 30, 2004, net losses in nine months ended September 30, 2004 of $347,411 and cash used in operations during the nine months ended September 30, 2004 of $116,682.

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

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenues

Net sales for the nine months ended September 30, 2004 were $416,593 compared to $331,098 for the nine months ended September 30, 2003, an increase of $85,495 or 25.8%. The increase was due to increased marketing efforts and the acquisition of our subsidiary, Meeting Technologies, Inc.

Cost of sales for the nine months ended September 30, 2004 was $121,444 with a gross margin of 70.8%. Cost of goods sold for the comparable period in 2003 was $87,122 with a gross margin of 74%.

Depreciation expense for the nine months ended September 30, 2004 and 2003 was $6,161 and $10,174, respectively.

Bad debt expense for the nine months ended September 30, 2004 and 2003 was $55,715 and $10,000, respectively.

Professional fees for the nine months ended September 30, 2004 were $50,630 as compared to $659,817 for the nine months ended September 30, 2003, a decrease of $609,187. For the none months ended September 30, 2003, we recorded stock-based compensation expense of $607,994 associated with the issuance of our common stock for legal services rendered.

Rent expense for the nine months ended September 30, 2004 was $29,048 as compared to $12,232 for the nine months ended September 30, 2003, an increase of $16,816 due to the fact that we began to pay rent on our new lease in March 2004.

Compensation expense for the nine months ended September 30, 2004 was $154,695 as compared to $186,135 for the nine months ended September 30, 2003, a decrease of $31,440 or 17%. This decrease is primarily due to the fact that in the 2003 period, we issued common stock to two employees as performance bonuses and incentives and recorded stock-based compensation expense of $106,875. The decrease in stock-based compensation expense was offset by an increase in compensation expense primarily due the hiring of additional sales staff during the nine months ended September 30, 2004 as well the hiring of our new CEO.

For the nine months ended September 30, 2004, stock-based compensation expense amounted to $103,965 as compared to $5,310,433 for the nine months ended September 30, 2003 and was attributable to the issuance of common stock for services rendered.

Other general and administrative expenses for the nine months ended September 30, 2004, were $236,616 as compared to $114,138 for the nine months ended September 30, 2003, an increase of $122,478. The increase was primarily due to an increase in travel related expenses due to our increased marketing efforts, increased telecomunication costs and increased administrative costs associated with our office growth.

Rental income related to the sublease of portions of our former office space was $0 for the nine months ended September 30, 2004 as compared to $2,700 for the nine months ended September 30, 2003, a decrease of $2,700. This decrease was due to the abandonment of our former office space during the first quarter of 2003.

We had interest expense of $5,730 for the nine months ended September 30, 2004 compared to $11,170 for the comparable period in 2003.

The Company reported net losses for the nine months ended September 30, 2004 and 2003 of $347,411 and $6,067,423, respectively. This translates to a per share loss of $0.00 and $0.05 for the nine months ended September 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our available cash balance at September 30, 2004 was approximately $5,000.

On July 12, 2004, we entered into a stock purchase agreement with Langley Park Investments PLC, a corporation organized under the laws of England and Wales ("Langley"). On July 30, 2004, under the terms of the agreement, we sold Langley, 47,500,000 shares of the Company's common stock at the average of the closing bid price per share of common stock during the ten (10) trading days immediately prior to July 30, 2004 which was equal to $.0505 per share for an aggregate value of $2,398,751. The total purchase price was paid by delivery to us 1,320,898 Langley shares (Langely shares represents shares in Langley's investment fund to be traded on the London exchange) which was equal to the total purchase price divided by the conversion rate of British Pound Sterling to US dollar on the day preceding the closing. On October 13, 2004, we sold 200,000 shares of our Langley investment for net proceeds of $110,529. As of October 14, 2004, we had 1,018,226 Langley shares remaining which were valued at a fair market value of $.5578 per share or $567,966. However, approximately 660,000 of these Langley shares are resricted and can not be sold.

At September 30, 2004, we had a stockholders' deficit of $254,575. Our operations have been funded by loans from various entities totaling $237,100. These funds were used primarily for working capital, capital expenditures, and to pay down certain related party loans. As of October 20, 2004, we had minimal cash on hand and will have to minimize operations until we receive additional cash flows from our businesses or raise additional funds.

We have no other material commitments for capital expenditures.

Other than funds generated from our sales, loan proceeds, and from the sale of our Langley shares, we have no external sources of liquidity. Although we believe we will have sufficient capital to fund our anticipated operations through fiscal 2004, we are not currently generating significant revenues and, unless we raise additional capital, we may not be able to continue operating beyond fiscal 2004.

During the nine months ended September 30, 2004, we had net cash used in operating activities of $116,682. This consisted of a net loss of $347,411, an increase in other assets of $8,801, and a decrease in accrued expense of $330 offset by depreciation and amortization of $6,161, stock-based compensation of $103,965, a decrease in our accounts receivable of $13,005 and an increase in accounts payable of $118,082. In the comparable period of 2003, we had net cash used in operations of $6,673 primarily relating to the net loss of $6,067,423 and an increase in our accounts receivable of $60,481 offset by deceases in our operating liabilities of $86,115, depreciation of $3,310, loss on disposal of property and equipment of $6,864 and non-cash expenses associated with the issuance of our common stock for services of $6,025,302.

During the nine months ended September 30, 2004, we received cash of $391 from our acquisition and purchased property and equipment of $670.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $83,299 as compared to net cash provided by financing activities of $88,760 for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we received net proceeds from loans of $52,500 and proceeds from the exercise of stock options of $60,000 offset by repaymemts of shareholder loans of $29,201. In the comparable period of 2003, we received net proceeds from loans of $106,600 and repaymemt of shareholder and affiliate loans of $(16,333).

For the fiscal year ended December 31, 2003, our auditors have issued a going concern opinion in connection with their audit of the Company's financial statements. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $7,317,808 and a working capital deficit of $432,106 at September 30, 2004, net losses for the nine months ended September 30, 2004 of $347,411 and cash used in operations during the nine months ended September 30, 2004 of $116,682. These conditions raise substantial doubt about our ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet our working capital needs.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations, cash flows or financial position.

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

Item 2 - Changes in Securities and Use of Proceeds

          On August 5, 2004, the Company issued 100,000 shares of common stock to an employee for services rendered.

          On August 23, 2004, the Company issued 500,000 shares of common stock to an officer/employee for services rendered in connection with an employment agreement. As of September 30, 2004, these shares had not been issued.

          On July 30, 2004, the Company sold 47,500,000 shares of the Company's common stock at the average of the closing bid price per share of common stock during the ten (10) trading days immediatley prior to July 30, 2004 which was equal to $.0505 per share for an aggregate value of $2,398,751 (See Note 8).

Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submissions of Matters to a Vote of Security Holders

         None

Item 5.  Other Events

         None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

10.1 Share Exchange Agreement dated February 23, 2004 by and between DirectView, Inc., Meeting Technologies, Inc. and Michael Perry (1)
10.2 Employment Agreement dated February 23, 2004 by and between Michael Perry and DirectView, Inc. (1)
10.3    Stock Purchase Agreement with Langley Park Investments PLC *
31.1    Certification of Chief Executive Officer Certification under Section 302
31.2 Certification of Principal Financial and Accounting Officer Certification under Section 302
32.1    Certification of Chief Executive Officer Certification under Section 906
32.2 Certification of Principal Financial anf Accounting Officer Certification under Section 906

         (1)  Filed with Form 8-K on February 23, 2004
          * Filed herein

(b) Reports on Form 8-K:

         Date              Description                             Item Reported

         8/5/04            Reporting of quarter ended                   12
                           June 30, 2004 financial results

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the small business issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           DirectView, Inc.

       Date:  November 15, 2004            By: /s/Michael Perry
                                           ----------------
                                           Michael  Perry
                                           Chief Executive Officer and Principal
                                           Financial and Accounting Officer