Form 10KSB
period 2004-12-31
DIRECTVIEW INC
filed 2005-03-31
CIK 884380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                                   (Mark One)

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 2004

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                     For the transition period from________to____________


                        Commission file number 001-11115

                                Directview, Inc.
                 (Name of small business issuer in its charter)

         Nevada                                       04-3053538
(State or other jurisdiction
of incorporation or organization)           (I.R.S. Employer Identification No.)



7700 West Camino Real, Suite 200
Boca Raton, Florida                                      33433
----------------                                 ------------------------
(Address of principal executive offices)               (Zip Code)


Issuer's telephone number   561-750-9777
                          --------------------------



Securities registered under Section 12(b) of the Exchange Act:

  Title of each class                 Name of each exchange on which registered
           None                                      not applicable
-------------------------------    ---------------------------------------------
  (Title of each class)

Securities registered under Section 12(g) of the Exchange Act:

     none
-----------------------------
  (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $ 733,435 for the 12 months ended December 31, 2004.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on March 30, 2005 is approximately $3.1 million.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of March 8, 2005 274,060,090 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

  Transitional Small Business Disclosure Form (check one):  Yes        No   X
                                                              ----      -----

         CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to our ability to raise capital, obtain and retain customers, to provide our products and services at competitive rates, execute our business strategy in a very competitive environment, our degree of financial leverage, risks associated with our acquiring and integrating companies into our own, risks related to market acceptance and demand for our services, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements. Readers should carefully review this Form 10-KSB in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item
1. Business--Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

         When used in this annual report, the terms "we", "our", and "us" refers to Directview, Inc., a Nevada corporation, and our subsidiaries Ralston Communications, Inc., a Nevada corporation and Meeting Technologies, Inc., a Delaware corporation.

         All share and per share data contained herein gives retroactive effect to the one for 100 reverse stock split of our common stock effected on May 3, 2003.

                                     PART I


                        ITEM 1. DESCRIPTION OF BUSINESS

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

         Our products and services include:

         *        the sale of conferencing services based upon usage,

         *        the sale and installation of video equipment, and

         *        the sale of maintenance agreements.

         Video conferencing as a medium for business communications has provided new opportunities to streamline complex business processes and to conduct transactions more efficiently. As a result, sophisticated audio or video-enabled interactive communications have become increasingly necessary as companies seek to become more efficient and effective. We seek to employ the technical knowledge of our management team to provide our clients with dynamic, cost-effective solutions for a wide range of applications suitable for a variety of industries. We have installation and integration experience with expertise in one-on-one or large, multi-sided group meetings, and we currently have installations ranging from very simple configurations to highly customized rooms with multiple cameras, document presentation stands, recording devices, scanners, and printers. We have provided services to clients including The New York City Police Department, BellSouth, The Archdiocese of New York, Burger King, Coca Cola, Tropicana, The New York City Housing Authority, The New York Taxi and Limousine Commission, The International Longshoremen's Association, The United States Courts, and the Central Intelligence Agency.

         During the first quarter of fiscal 2005 we have continued to expand our business and client base. In January 2005 we received an order from Beneficial Holdings Inc., a nutraceutical company that has developed several lines of dietary supplements marketed under the name of Beneficial Health Systems, to provide videoconferencing equipment. Beneficial Holdings, Inc. intends to use the equipment to contact their clients and manufacturing facilities, Integrated Biopharma.

         In February 2005 we signed a distribution agreement with Newport International Group, Inc., a marketer of an array of digital, high-technology tools designed for non-technical leaders of growing businesses which use the Internet primarily to increase productivity. Newport International Group will distribute our IP videophone and related technology as an add-on to its Grassroots Communications products.

         In February 2005 we also received an order from ResidenSea to provide installation and services of our videoconferencing solution which will allow full two-way videoconferencing over IP and satellite IP to ResidenSea's specialty luxury properties on land and sea including "The World", a private community at sea offering residential options and rental travel experience to travelers.

         In March 2005 we signed an agreement with QEP Co., Inc., a leading manufacturer, marketer and distributor of a broad line of flooring tools and accessories for the home improvement and professional installer markets. We will install our videoconferencing systems at QEP's headquarters in Florida and its other locations in the U.S. and around the world.

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

         We offer a wide variety of network integration services to support our clients planning, design, and implementation efforts in deploying new network technologies such as IP, ISDN, T-1 or working with their existing network infrastructure. Our network integration services are designed to be comprehensive to ensure that all unique collaboration needs are met. Our services include a full menu of services from initial order coordination with outside contractors or providers to liaison with local phone companies, installation, training, or can be customized for a particular job. Whether starting from scratch or working with an existing environment we can also provide all aspects of design and installation for video conferencing rooms, including room layout, furniture, built in wall monitors, custom audio and video as well as document collaboration such as T120 data conferencing and document camera and presentation stands. We will also design computer integration. Costs for these custom installations vary based upon the layout and complexity of the job.

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

         We are a reseller of video conferencing products, including integrated video conferencing systems, video presentation products, flat screen monitors, iPower collaboration tools, PolyCom view stations. We sell products from a variety of top manufacturers including Sony, Elggen, Fujitsu, Hitachi, JVC, NEC, Panasonic, Phillips, Pioneer, Samsung and ViewSonic.

         We also sell and service new videoconference systems which support the IP protocol. During 2004 there have been several technical advances in VoIP, which allows the user to make telephone calls using over a data network like the Internet, resulting in a reduction in the cost of entry and ownership of these systems. We believe these cost decreases will allow us much greater market proliferation in future periods.

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

Competition

         The market for video conferencing products and services is extremely competitive. Competitive factors include pricing, our reputation and service and ease of use. Our primary competitors include manufacturers and resellers of video communications equipment, some are larger, have longer operating histories and have greater financial resources and industry recognition than us. The competitors would include local Bell Companies, Vtel and Tandberg.

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

Intellectual Property

         We rely on common law rights to our name and logo. The common law rights protect the use of these marks used to identify our products. It is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to protect our trade names will have a material adverse effect on our business, results of operations and financial condition. We also rely on trade secrets and proprietary know how, and employ various methods, to protect our concepts. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop similar know how or obtain access to our know how and concepts. There can be no assurance that we will be able to adequately protect our trade secrets. Third parties may assert infringement claims against us or against third parties upon whom we rely and, in the event of an unfavorable ruling on any claim, we may be unable to obtain a license or similar agreement to use technology that we rely upon to conduct our business.

Employees

         As of March 24, 2005, we had 13 full-time employees, including our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

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

            On May 5, 2003, at a special meeting of our stockholders our stockholders approved changing our domicile from the Commonwealth of Massachusetts to the State of Nevada. At this same meeting our stockholders also approved the change of our corporate name to DirectView, Inc.

            On May 30, 2003 we consummated an Agreement and Plan of Merger with Ralston Communications, Inc. Pursuant to the merger agreement, Ralston Communications became our wholly-owned subsidiary. At the effective time of the merger, Michele Ralston, the sole stockholder of Ralston Communications, exchanged her securities for an aggregate of 107,776,566 shares of our common stock. On the closing of the merger agreement, Ralston Communication's President, Jeff Robbins, was elected to our Board of Directors and appointed president and Ms. Ralston was appointed our secretary and treasurer and appointed to our Board of Directors.

            Effective February 23, 2004, we completed our acquisition of all of the issued and outstanding shares of Meeting Technologies, Inc., a Delaware corporation, from its sole stockholder, Michael Perry. Meeting Technologies, Inc. was a privately held provider of video conferencing equipment and related services. In this transaction we issued 500,000 shares of our common stock to Mr. Perry in consideration for his shares of Meeting Technologies. We also entered into an employment agreement with Mr. Perry under which Mr. Perry was engaged to serve as our Chief Executive Officer for an initial term of two years. Meeting Technologies is now our wholly owned subsidiary.

Recent amendment to our Certificate of Incorporation

            On March 18, 2005 we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada increasing the number of authorized shares of our common stock from 300,000,000 shares to 750,000,000 shares and including customary language authorizing the Board of Directors to create the terms and conditions of one or more series of shares within the 5,000,000 authorized shares of "blank check" preferred stock. This amendment, which was approved by our Board of Directors and the holders of a majority of our issued and outstanding voting securities, did not effect the designations, rights and preferences of our Series 1 Preferred Stock.

                                  RISK FACTORS

         Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

We have an accumulated deficit and we anticipate continuing losses that will result in significant liquidity and cash flow problems.

         We have incurred losses since our inception, and have an accumulated deficit of $8.1 million as of December 31, 2004. Our operations have been financed primarily through the issuance of equity and debt. For the years ended December 31, 2004 and 2003, we had net losses of approximately $1,179,000 and approximately $6,000,000, respectively, and for the year ended December 31, 2004 cash used in operations was approximately $263,000. We had approximately $7,000 of cash and marketable securities of approximately $46,000 at December 31, 2004. We are constantly evaluating our cash needs and existing burn rate, in order to make appropriate adjustments in operating expenses. Depending on our ongoing evaluation of cash needs, we may need to raise additional debt or equity capital within the next 12 months to provide funding for ongoing and future operations. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. Our continued existence is dependent upon, among other things, our ability to raise capital and to market and sell our products and services successfully. The financial statements do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

We will require additional capital to pay our operating expenses, grow through acquisitions and otherwise implement our business plan. Our auditors have expressed doubts about our ability to continue as a going concern.

         While we have commenced generating revenues from operations, our revenues are not sufficient to enable us to meet our operating expenses and otherwise implement our business plan. At December 31, 2004 we an accumulated deficit of $8,150,375 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2004 contains an explanatory paragraph as to our ability to continue as a going concern. Our consolidated financial statements, which appear elsewhere in this report, are prepared assuming we will continue as a going concern. As noted above, for the years ended December 31, 2004 and 2003, we incurred net losses from operations, and had negative cash flows from operations in the amount of $262,567 and $52,575, respectively. While we are attempting to increase sales, growth has not been significant enough to support daily operations, there is no assurance that we will continue as a going concern.

The value of the marketable securities we hold as an asset could decline which will result in a reduction in the amount of cash we can anticipate to receive upon liquidation of those securities.

         We hold 833,226 ordinary shares of Langley Park Investments, PLC, which were received pursuant to a stock exchange agreement with that company, of which 660,449 shares are held in escrow until July 2006 and the remaining 172,777 shares are freely saleable by us. At the date of the stock exchange agreement, the Langley Park ordinary shares were valued at $2,398,751, less the value of the shares transferred to the placement agent for services rendered in connection with this transaction. Based on the subsequent decline in the market price of these shares, we are reflecting as of December 31, 2004 that the investment has lost approximately $1.3 million in value. Under the terms of our agreement, we have no guarantees as to the price of the Langley Park ordinary shares and no right to receive additional shares based on the decline in the value of the investment. It is possible that the value of these shares may decline further in the future, in which event the value of our restricted investment will be reduced further, and the benefit to our financial position may be substantially reduced or eliminated.

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

We have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have reduced protections against interested director transactions, conflicts of interest and other matters.

         We are not subject to any law, rule or regulation requiring that we adopt any of the corporate governance measures that are required by the rules of national securities exchanges or Nasdaq such as independent directors, audit committees and codes of ethics. It is possible that if we were to adopt some or all of the corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions

Because our stock currently trades below $5.00 per share, and is quoted on the OTC Bulletin Board, our stock is considered a "penny stock" which can adversely affect its liquidity.

         For so long as the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

         SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market. Finally, as a penny stock we may not be entitled to the protections provided by the Private Securities Litigation Reform Act of 1995.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

            As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2004. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our annual report on Form 10-KSB beginning with our report for the fiscal year ended December 31, 2006.

            While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

            In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

Provisions of our articles of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our stockholders.

         Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

         In addition, our articles of incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 100,000 shares of our Series 1 Preferred Stock were issued and outstanding at December 31, 2004. Our Series 1 Preferred Stock entitles the holder, our Chairman, with voting rights which presently represent approximately 52% of our outstanding voting securities. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

ITEM 2.           DESCRIPTION OF PROPERTY

         We currently lease approximately 2,350 (including common area allocation) square feet of general office space in Boca Raton, Florida which serves as our principal executive office at an annual base rent of approximately $31,725. The lease expires on February 28, 2007.

         We lease office space in Dallas, Texas under a one year lease expiring in October 2006 which serves a regional office at an annual base rental of $18,000.

ITEM 3.           LEGAL PROCEEDINGS

         There are no material legal proceedings pending against us, and none of our officers or directors is a party to any legal proceeding in which he or she has an interest adverse to us.

         Ralston Communications, Inc., our wholly-owned subsidiary, has had certain judgments issued and claims made against it aggregating approximately $300,000. These judgments and claims arose from transactions undertaken several years ago and prior to the merger into our wholly-owned subsidiary that occurred in May 2003. We derived no benefit from these transactions and received no assets or rights directly or indirectly from the acquisition of this subsidiary. We are not seeking to defend any of these claims, although in certain instances, a counterclaim existed with regard to one of the claimants. We do not believe we are liable for any of the judgments or related claims.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since March 4, 2004 our common stock has been quoted on the OTCBB under the symbol "DRVW." The following table sets forth the high and low closing sale prices for our common stock as reported on the OTCBB and for the period from March 15, 2004 through December 31, 2004. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                High                      Low

   March 15, 2004 - March 31, 2004             $0.04                     $0.05
   April 1, 2004 - June 30, 2004               $0.11                     $0.04
   July 1, 2004 - September 30, 2004           $0.06                     $0.02
   October 1, 2004 - December 31, 2004         $0.03                     $0.01

         On March 30, 2005, the last reported sale prices of the common stock on
OTCBB was $0.0185 per share.   As of March 30, 2005 there were approximately
1,000 stockholders of record of the common stock.

         Dividend Policy

         We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business. Under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not be able to pay its debts as they become due in the usual course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed, we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

         Recent Sales of Unregistered Securities

         In July 2004 we entered into a transaction with Langley Park Investments PLC in which we issued that company 47,500,000 shares of our common stock in exchange for 1,320,898 shares of its ordinary shares in a private transaction exempt from registration under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of that act. A more complete description of this transaction can be found later in this annual report under
Item 6. Management's Discussion and Analysis or Plan of Operation - Langley Park transaction. In connection with this transaction we paid a placement fee of 105,672 ordinary shares valued at $191,900 to Christows Limited.

         In August 2004 we issued 100,000 shares of common stock to an employee as a bonus valued at $4,500. The recipient was a sophisticated investor who had such knowledge and experience in financial, investment and business matters that he was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

         In August 2004 we also issued 500,000 shares of common stock valued at $17,500 to Michael Perry, our CEO, in connection with his employment agreement. The recipient was an accredited investor. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by
Section 4(2) of that act.

         In November 2004 we issued 500,000 shares of our common stock valued at $5,000 to Michele Ralston, an executive officer and director of our company, as compensation for services. The recipient was an accredited investor. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

         In December 2004 we issued 1,250,000 shares of our common stock valued at $12,500 to an employee as compensation for services. The recipient was a sophisticated investor who had such knowledge and experience in financial, investment and business matters that he was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

         In December 2004 we issued an aggregate of 125,000 shares of our common stock valued at $1,250 to two individuals as compensation for consulting services rendered to us. The recipients were accredited or sophisticated investors who had such knowledge and experience in financial, investment and business matters that they was capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company. The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by
Section 4(2) of that act.

         In December 2004 we issued an aggregate of 750,000 shares of our common stock valued at $7,500 to three employees as a bonus. The recipients were sophisticated investors who had such knowledge and experience in financial, investment and business matters that they was capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company. The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

         In each of these issuances the recipient represented that he/she/it was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with any transaction, and the certificate evidencing the securities that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. Unless specifically set forth below, no underwriter participated in the transaction and no commissions were paid in connection with the transactions.

         Securities Authorized for Issuance Under Equity Compensation Plans

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2004 Stock Compensation Plan and any compensation plans not previously approved by our stockholders as of December 31, 2004.

                          Number of           Weighted     Number of
                          securities to be    average      securities remaining
                          issued upon         exercise     available for future
                          exercise of         price of     issuance under equity
                          outstanding         outstanding  compensation plans
                          options, warrants   options,     (excluding securities
Plan category             and rights          warrants     reflected in column
                                                           (a)) and rights

                               (a)             (b)               (c)

2004 Stock Compensation Plan    0               n/a              11,750,500

Equity compensation plans
not approved by stockholders    0                n/a              n/a


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

         We are a full-service provider of teleconferencing services to businesses and organizations. Our conferencing services enable our clients to cost-effectively conduct remote meetings by linking participants in geographically dispersed locations. Our primary focus is to provide high value-added conferencing services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, and other domestic and multinational companies. We generate revenue through the sale of conferencing services based upon usage, the sale and installation of video equipment and the sale of maintenance agreements.

         The following discussion and analysis of financial condition and results of our operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this annual report. For accounting purposes, our merger with Ralston Communications, Inc. in May 2003 was treated as a recapitalization of Ralston Communications and accounted for as a reverse acquisition. Therefore, the financial statements and accompanying notes thereto included elsewhere in this annual report reflect the assets, liabilities and operations of Ralston Communications as if it had been the reporting entity since inception. Effective February 23, 2004, we completed our acquisition of all of the issued and outstanding shares of Meeting Technologies, Inc., a Delaware corporation, from its sole stockholder, Michael Perry. Meeting Technologies, Inc. was a privately held provider of video conferencing equipment and related services. Our results of operations for fiscal 2004 include the results of Meeting Technologies, Inc. from the date of acquisition. When used in this annual report, "fiscal 2004" means the fiscal year ended December 31, 2004 and "fiscal 2003" means the fiscal year ended December 31, 2003.

Results of Operations

         Net sales for fiscal 2004 were $733,435 as compared to net sales of $433,852 for fiscal 2003, an increase of $299,583 or approximately 69%. This increase reflects of our increased marketing efforts and broadening of our customer base. Cost of sales for fiscal 2004 was $341,146, resulting in a gross margin of $392,289 or approximately 53%, as compared to cost of sales for fiscal 2003 of $129,388, resulting in a gross margin of $304,464 or approximately 70%. This decrease was primarily attributable to a general increase of costs in product acquisition and the sale of products with lower gross profit margins.

         Operating expenses for fiscal 2004 were $1,041,036, a decrease of $5,455,773, or approximately 84%, from operating expenses in fiscal 2003 of $6,496,809. This change from fiscal 2003 to fiscal 2004 included:

         * an increase of $5,260, or approximately 151%, in depreciation and amortization resulting from the amortization of an intangible asset, a customer list, acquired in the acquisition of Meeting Technologies,

         * an increase in bad debt expense. In fiscal 2004 bad debt expense related to the write-off of uncollectible accounts receivable in the ordinary course of business. In fiscal 2003 bad debt expense related to the write-off of advances made to Ralston Transportation Services, Inc., a company related to our company through common ownership by Michele Ralston, as we were unable to determine the collectibility of these amounts which were advanced in fiscal 2001. Ralston Transportation Services, Inc had limited financial records and minimal operations.

         * a decrease of $596,883, or approximately 90%, in professional expense. In fiscal 2003 we issued common stock to a professional for legal services that were valued at $607,994 in connection with the recapitalization of our company and other matters,

         * an increase of $23,217, or approximately 104%, in rent expense reflecting our new lease for our principal offices which began in March 2004 and the addition of our Texas office in November 2004,

         * an increase of $68,640, or approximately, 32%, in compensation expense which is primarily the result of hiring of additional sales staff during fiscal 2004 as well the hiring of our new CEO in February 2004,

         * a decrease of $5,078,983, or approximately 96%, in stock-based compensation, as a result of the reduction in non-cash consulting expenses paid during fiscal 2004 as compared to fiscal 2003, and

         * a decrease of $116,144, or approximately 60%, in other selling, general and administrative expenses. Included in other selling, general and administrative expenses for fiscal 2004 is $23,244 of advertising expense, an increase of $22,869 from advertising expense of $375 for fiscal 2003.

         We reported a loss from operations of $648,747 for fiscal 2004 as compared to a loss from operations of $6,192,345 for fiscal 2003. Although there can be no assurances, we anticipate that during the fiscal year ending December 31, 2005 our ongoing marketing efforts will result an increase in our net sales from those reported in fiscal 2004. To support these increased sales we anticipate that our operating expenses will also increase during the fiscal year ending December 31, 2004 as compared to fiscal 2003. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

         Total other income (expense) increased $713,676, or approximately 391%, for fiscal 2004 as compared to fiscal 2003. Included in this change is:

         * a decrease of $2,700 in rental income and a decrease of $183,383 in settlement income as reported in fiscal 2003 as we did not have comparable income or expenses in fiscal 2004,

         * an increase of $7,187, or approximately 198%, in interest expense in fiscal 2004 as compared to fiscal 2003 which reflects an increase in our borrowings during fiscal 2004, and

         * $520,406 of loss from sale of marketable securities which relates to the decline in the market value of the Langley Park ordinary shares as described below.

         We reported a net loss of $1,179,978 for fiscal 2004 as compared to a net loss of $6,009,900 for fiscal 2003. For fiscal 2004 we reported an other comprehensive loss of $1,282,950 which represents the unrealized loss on marketable securities resulting from the Langley Park transaction described below. We did not have a comparable loss in fiscal 2003.

         As a result of the foregoing, our comprehensive loss for fiscal 2004 was $2,462,928 as compared to $6,009,900 for fiscal
2003.

Liquidity And Capital Resources

         Net cash flows used in operating activities for fiscal 2004 was $262,567 as compared to $52,575 for fiscal 2003. This change from fiscal 2003 to fiscal 2004 is primarily attributable to an increase in our net loss of $4,829,922 as well as:

         *   a decrease of $5,793,852 in stock-based compensation,

         *   an increase in bad debt expense of $6,832,

         *   a decrease of $183,383 in settlement expense,

         *   an increase of $520,406 in loss from sale of marketable securities,

         *   an increase of $236,131 in accounts receivable,

         *   an increase of $155,440 in accounts payable,

         *   an increase of $34,926 in accrued expenses, and

         *   an increase of $37,459 in deferred revenue.

         We reported net cash flows provided by investing activities of $178,475 for fiscal 2004 as compared to net cash used in investing activities of $1,101 for fiscal 2003, an increase of $179,576. This increase is primarily attributable to proceeds of $178,754 from the sale of Langley Park ordinary shares as described later in this annual report.

         Net cash flows provided by financing activities decreased $40,195 for fiscal 2004 as compared to fiscal 2003. This change from fiscal 2003 to fiscal 2004 is primarily attributable to an increase of $60,000 in proceeds received from the exercise of stock options which was offset by a decrease of $99,600 in proceeds from notes payable and an increase of $2,102 in payments made on advances from shareholder.

         We reported a net decrease in cash for fiscal 2004 of $31,783 as compared to a net increase in cash of $38,828 for fiscal 2003. At December 31, 2004 we had cash on hand of $7,045 and a working capital deficit of $947,038. During fiscal 2004 we generated $178,754 in cash through the sale of ordinary shares of Langley Park which we received as consideration for the issuance of shares of our common stock as described below. At December 31, 2004 we had $46,602 of marketable securities; however, as described earlier in this annual report under Item 1. Business - Risk Factors, the value of those securities is subject to change and there are no assurances we will ever be able to generate cash proceeds in that amount upon their sale. We do not presently have any additional sources of working capital. We do not have any commitments for capital expenditures during fiscal 2005; however, we do have $322,600 principal amount of short-term debt which is due to unrelated third parties in fiscal 2005.

         The report from of our independent registered public accounting firm on our audited financial statements at December 31, 2004 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. While a significant portion of our net loss for fiscal 2004 is non-cash, we do not presently generate sufficient revenue to fund our operations. In order to sustain our current operations and satisfy our current obligations, as well as to expand sales of our products and services we will require funds for working capital. We are attempting to raise additional working capital through the sale of equity, debt or a combination of equity and debit. We do not presently have any firm commitments, however, for additional working capital and there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt or additional dividend paying securities our future interest and dividend expenses will increase. If we are unable to secure additional working capital as needed, our ability to grow our sales, meet our operating and financing obligations as they become due and continue our business and operations could be in jeopardy.

Langley Park transaction

         In July 2004, we issued 47,500,000 shares of our common stock to Langley Park Investments PLC in exchange for 1,320,898 ordinary shares of Langley Park. Langley Park's ordinary shares are quoted on the London Stock Exchange and the shares we acquired in the transaction are freely saleable by us, subject to the escrow provisions described below. Langley Park has agreed not to sell or otherwise dispose of our shares of common stock it acquired for a period of two years from the date of the transaction. At the time of issuance, we recorded the cost of the investment at the market value of our shares of common stock exchanged which was approximately $2.4 million. The decrease in the carrying and the fair value of this investment of approximately $1.3 million as of December 31, 2004 has been included as accumulated other comprehensive loss in stockholders' equity in our financial statements appearing elsewhere in this annual report. During fiscal 2004 we generated proceeds of $178,754 through the sale of a portion of the Langley Park ordinary shares we received in this transaction. We entered into this transaction in order to provide capital to finance our operations and meet our working capital requirements, as well as for strategic purposes.

         At December 31, 2004 we owned 833,226 ordinary shares of Langley Park. We have placed 660,449 of these shares in an escrow account as a downside price protection for Langley Park. The value of these shares at December 31, 2004 was $178,139 and is reflected on our balance sheet as restricted investment in marketable securities. These shares will remain in an escrow account for up to two years, subject to early termination upon the consent of the parties. If the market value of our common stock on the two year anniversary is less than $0.0505 per share, we will sell to Langley Park a number of Langley Park ordinary shares held in escrow which are equal to (a) the number of ordinary shares of Langley Park we received as consideration for our shares of common stock multiplied by (b) the Percentage Decrease (as hereinafter defined), at a purchase price of 1p per Langley Park ordinary share. The "Percentage Decrease" is equal to 1 - Market Value/the Closing Price. "Market Value" shall be the average of the 10 closing bid prices per share of the common stock during the 10 trading days immediately preceding the two year anniversary.

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

ITEM 7.     FINANCIAL STATEMENTS
         Our financial statements are contained in pages F-3 through F-5, which appear at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None.


ITEM 8A.    CONTROLS AND PROCEDURES
         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2004, the end of the period covered by this annual report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this annual report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, to allow timely decisions regarding required disclosure.


         Our management, including our Chief Executive Officer and acting Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.


        As of the evaluation date, our Chief Executive Officer and acting Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the acting Chief Financial Officer, to allow timely decisions regarding required disclosure.


         There have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B. OTHER INFORMATION


         None.

                                    PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Executive Officers and Directors


         Name                     Age       Position

         Michael Perry            40        Chief Executive Officer
         Jeffrey Robbins          50        President and a director
         Michele Ralston          36        Chairman of the Board, Secretary,
                                            Treasurer and acting Chief
                                            Financial Officer

     Michael Perry. Mr. Perry has served as our Chief Executive Officer since February 2004. Since July 2002 he has also served as the founder and President of Meeting Technologies, Inc., our wholly owned subsidiary. From January 2002 until July 2002, Mr. Perry served as Vice President of Sales and Marketing for Relcom Technologies, Inc., and from December 1999 until January 2002, he served as the National Sales Manager for Sony Electronics' Visual Collaboration Products. From July 1997 until December 1999, Mr. Perry served as Vice President and General Manager of 2CONFER, LLC.

     Jeffrey Robbins. Mr. Robbins has served as our President and a director since May 2003. From September 2000 until May 2003, he served as the National Accounts Manager for Ralston Communications, Inc., which we acquired in May 2003. From October 1999 until September 2000, Mr. Robbins served as Sales Manager for Worldcom, Inc.

     Michele Ralston. Ms. Ralston has served as our Chairman of the Board, Secretary and Treasurer (acting Chief Financial Officer) since May 30, 2003. From May 1997 until acquired by us in May 2003, she served as Vice President and then President of Ralston Communications, Inc.

         Our officers are elected annually at the first board of directors meeting following the annual meeting of stockholders, and hold office until their respective successors are duly elected and qualified, unless sooner displaced.

Key Employees

     Roger Ralston. Mr. Ralston, 36, has served as our General Manager since 2000. From May 1996 until May 1999 he was President of Ralston Communications, Inc. In 2000 he pled guilty to conspiracy to commit bribery and bribery arising out of payments made to public employees as consideration for business referrals. Mr. Ralston was sentenced and served five months in a halfway house, five months under house arrest and 36 months on probation which expires in May 2005. Mr. Ralston is the spouse of Michele Ralston. Mr. Ralston was also ordered to pay $230,000 in restitution which remains outstanding.

Directors' Compensation

         We do not pay fees to directors for their attendance at meetings of the Board Of Directors or of committees; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

Director independence, Audit Committee of the Board of Directors and Audit Committee financial expert

         None of the members of our Board of Directors are "independent" within the meaning of definitions established by the Securities and Exchange Commission. Our Board of Directors are presently comprised of individuals who were integral in either the start-up of our company, in the case of Mr. Robbins and Ms. Ralston, or that of our subsidiary Meeting Technologies, in the case of Mr. Perry, and who have served as directors in these entities since their respective inception. As a result of our limited operating history and minimal resources, small companies such as ours generally have difficulty in attracting independent directors. In addition, we will require additional resources to obtain directors and officers insurance coverage which is generally necessary to attract and retain independent directors. As we grow, in the future our Board of Directors intends to seek additional members who are independent, have a variety of experiences and backgrounds, who will represent the balanced, best interests of all of our stockholders and at least one of which who is an "audit committee financial expert" described below.

         Our Board of Directors has also not yet established an Audit Committee, and the functions of the Audit Committee are currently performed by the entire Board of Directors. At such time as we expand our Board of Directors to include independent directors, we intend to establish an Audit Committee of our Board of Directors. We are not currently subject to any law, rule or regulation, however, requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee of our Board of Directors.

         None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

     * understands generally accepted accounting principles and financial statements,
     * is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, * has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
     *  understands internal controls over financial reporting, and
     *  understands audit committee functions.


Code of Ethics

         We have not yet adopted a Code of Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. Generally, a Code of Ethics provides guidelines regarding:

         *        transactions with business associates,
         *        non-disclosure of information,
         *        preferential treatment and gifts,
         *        conflicts of interest,
         *        personal securities transactions,
         *        guarding corporate assets,
         *        corporate books and records,
         *        compliance with laws,
         *        document retention, and
         *        compliance with internal controls and disclosure controls.

         We intend to adopt a Code of Ethics during the first half of fiscal
2005.

Compliance With Section 16(a) of the Exchange Act


         We have no equity securities registered under Section 12(g) of the Securities Exchange Act of 1934, and accordingly, our officers, directors and principal stockholders are not required to file reports under Section 16(a) of the Exchange Act.



ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes all compensation recorded by us in each of the last three fiscal years for our Chief Executive Officer and each other executive officers serving as such (the "Named Executive Officers") whose annual compensation exceeded $100,000.

                         SUMMARY COMPENSATION TABLE

                           Annual Compensation                         Long-term compensation

                                                             Awards                              Payouts
Name                                        Other                      Securities                All other
and                                         Annual        Restricted   underlying       LTIP     compen-
principal                Salary   Bonus     Compen-        stock       options/         payouts  sation
position          Year     ($)      ($)     sation ($)     awards      SARs (#)         ($)      ($)
------------------------------------------------------------------------------------------------------------------------------------
Michael Perry     2004   55,785      -       20,000         500,000           -          -        -
(1)               2003        0      0            0               0           0          0        0
                  2002        -      -            -               -           -          -        -

Jeffrey Robbins   2004   39,057      -        7,700        687,500            -          -        -
(2)               2003   33,798      0            0              -      750,000          0        0



(1) Mr. Perry has served as our Chief Executive Officer since February 2004. Other annual compensation includes bonuses earned under his employment agreement as described below.

(2) Mr. Robbins served as our acting Chief Executive Officer from May 2003 until February 2004.


Employment Agreements

         On February 23, 2004, we entered into an employment agreement with Mr. Perry under which he was engaged to serve as the Chief Executive Officer for an initial term of two years, subject to automatic annual renewal terms (unless terminated by either party at least 60 days prior to the end of any annual renewal term). Mr. Perry received 500,000 shares of our common stock upon execution of the agreement and receives an annual base salary of $63,000. Subject to his continued employment by us, an additional 2,500,000 shares of our common stock will be issued to Mr. Perry in six-month installments over the initial two-year term of the employment agreement, of which 500,000 shares have been issued. Mr. Perry is also entitled to a commission equal to 50% of our gross margins (as defined in the employment agreement) on sales sourced by Mr. Perry and a 4% override on all other sales, and bonus of from 3% on net revenues of $150,000 to 9% on net revenues of $300,000 or more. The agreement contains standard confidentiality provisions and Mr. Perry has agreed not to engage in activities that compete with our business for a period of 18 months following termination of the agreement.

Stock Option Information

         The following table sets forth certain information with respect to stock options granted in fiscal 2004 to the Named Executive Officers.

                  Option Grants in Year Ended December 31, 2004
                               (individual grants)

                 NO. OF SECURITIES   % OF TOTAL OPTIONS/SARs
                 UNDERLYING OPTIONS   GRANTED TO EMPLOYEES  EXERCISE EXPIRATION
     NAME           SARs GRANTED        IN FISCAL YEAR        PRICE      DATE
     ----         ----------------   ---------------------  -------- -----------
Michael Perry          0                      0                0           0
Jeffrey Robbins        0                      0                0           0


         The following table sets forth certain information regarding stock options held as of December 31, 2004 by the Named Executive Officers.


           Aggregate Option Exercises in Year Ended December 31, 2004
                           and Year-End Option Values

                                               NO. OF SECURITIES
                                            UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                      SHARES                     OPTIONS AT              IN-THE-MONEY OPTIONS AT
                     ACQUIRED     VALUE      DECEMBER 31, 2004  (5)        DECEMBER 31, 2004(1)
                        ON      REALIZED  ---------------------------    --------------------------
NAME                 EXERCISE       $      EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
----                 --------       -      -----------  -------------    ----------- --------------
Michael Perry            0         n/a        n/a            n/a              n/a        n/a
Jeffrey Robbins          0         n/a        n/a            n/a              n/a        n/a



(1) The dollar value of the unexercised in-the-money options is calculated based upon the difference between the option exercise price and $0.03 per share, being the last sale price of our common stock on January 3, 2005 as reported by the OTCBB.

2004 Stock Compensation Plan

         On May 1, 2004, our Board of Directors authorized and holders of a majority of our outstanding common stock approved and adopted our 2004 Stock Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. We have currently reserved 20,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 20,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes.


         The plan is administered by our Board of Directors or an underlying committee. The Board of Directors or the committee determines from time to time those of our officers, directors, key employees and consultants to whom stock grants or plan options are to be granted, the terms and provisions of the respective option agreements, the time or times at which such options shall be granted, the type of options to be granted, the dates such plan options become exercisable, the number of shares subject to each option, the purchase price of such shares and the form of payment of such purchase price. All other questions relating to the administration of the plan, and the interpretation of the provisions thereof and of the related option agreements, are resolved by the Board or committee.

         Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. Our officers, directors, key employees and consultants are eligible to receive stock grants and non-qualified options under the plan; only our employees are eligible to receive incentive options. In addition, the plan allows for the inclusion of a reload option provision which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock grants may also be issued.

         Any incentive option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the committee, provided that no option may be exercisable more than ten years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The exercise price of non-qualified options shall be determined by the Board of Directors or the Committee, but shall not be less than the par value of our common stock on the date the option is granted. The per share purchase price of shares issuable upon exercise of a Plan option may be adjusted in the event of certain changes in our capitalization, but no such adjustment shall change the total purchase price payable upon the exercise in full of options granted under the Plan.

         All incentive stock options expire on or before the 10th anniversary of the date the option is granted; however, in the case of incentive stock options granted to an eligible employee owning more than 10% of the common stock, these options will expire no later than five years after the date of the grant. Non-qualified options expire 10 years and one day from the date of grant unless otherwise provided under the terms of the option grant.

         All plan options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee dies while our employee or within three months after termination of employment by us because of disability, or retirement or otherwise, such options may be exercised, to the extent that the optionee shall have been entitled to do so on the date of death or termination of employment, by the person or persons to whom the optionee's right under the option pass by will or applicable law, or if no such person has such right, by his executors or administrators.

         In the event of termination of employment because of death while an employee or because of disability, the optionee's options may be exercised not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier, or in the event of termination of employment because of retirement or otherwise, not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier. If an optionee's employment by us terminates because of disability and such optionee has not died within the following three months, the options may be exercised, to the extent that the optionee shall have been entitled to do so at the date of the termination of employment, at any time, or from time to time, but not later than the expiration date specified in the option or one year after termination of employment, whichever date is earlier. If an optionee's employment terminates for any reason other than death or disability, the optionee may exercise the options to the same extent that the options were exercisable on the date of termination, for up to three months following such termination, or on or before the expiration date of the options, whichever occurs first. In the event that the optionee was not entitled to exercise the options at the date of termination or if the optionee does not exercise such options (which were then exercisable) within the time specified herein, the options shall terminate. If an optionee's employment shall terminate for any reason other than death, disability or retirement, all right to exercise the option shall terminate not later than 90 days following the date of such termination of employment.

         The plan provides that, if our outstanding shares are increased, decreased, exchanged or otherwise adjusted due to a share dividend, forward or reverse share split, recapitalization, reorganization, merger, consolidation, combination or exchange of shares, an appropriate and proportionate adjustment shall be made in the number or kind of shares subject to the plan or subject to unexercised options and in the purchase price per share under such options. Any adjustment, however, does not change the total purchase price payable for the shares subject to outstanding options. In the event of our proposed dissolution or liquidation, a proposed sale of all or substantially all of our assets, a merger or tender offer for our shares of common stock, the Board of Directors may declare that each option granted under the plan shall terminate as of a date to be fixed by the Board of Directors; provided that not less than 30 days written notice of the date so fixed shall be given to each participant holding an option, and each such participant shall have the right, during the period of 30 days preceding such termination, to exercise the participant's option, in whole or in part, including as to options not otherwise exercisable.


         The Board of Directors or committee may amend, suspend or terminate the plan at any time. However, no such action may prejudice the rights of any holder of a stock grant or optionee who has prior thereto been granted options under the plan. Further, no amendment to the plan which has the effect of increasing the aggregate number of shares subject to the plan (except for adjustments due to changes in our capitalization), or changing the definition of "eligible person" under the plan, may be effective unless and until approved by our stockholder in the same manner as approval of the plan was required. Any such termination of the plan shall not affect the validity of any stock grants or options previously granted thereunder. Unless the plan shall previously have been suspended or terminated by the Board of Directors, the plan terminates on May 1, 2014.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At March 8, 2005, there were 274,060,090 shares of our common stock and 100,000 shares of our Series 1 Preferred Stock issued and outstanding. Our common stock and Series 1 Preferred Stock are our only classes of our voting securities. Each share of common stock has one vote per share, and each share of Series 1 Preferred Stock has 3,000 votes per share, on all matters submitted to a vote of our stockholders. The following table sets forth, as of March 8 2005, information known to us relating to the beneficial ownership of these shares by:


     - each person who is the beneficial owner of more than 5% of the outstanding shares of the class of stock;
     -        each director;
     -        each executive officer; and
     -        all executive officers and directors as a group.

         Unless otherwise indicated, the business address of each person listed is in care of 7700 West Camino Real, Suite 200, Boca Raton, Florida 33433. We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from March 8, 2005 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of March 8, 2005 have been exercised or converted.



Common Stock


Name of                      Amount and Nature of  Percentage   Percent of
Beneficial Owner             Beneficial Ownership   of Class   Voting Control(1)
----------------             --------------------  ----------   ----------------
Michael Perry                        1,000,000         *                *
Jeffrey Robbins                      1,050,000         *                *
Michele Ralston (2)                104,479,266      38.1%            70.5%
All officers and directors as a
group (three persons) (2)          106,529,266      38.9%            70.8%
Langley Park Investments PLC (3)    47,500,000      17.3%             8.3%


Series 1 Preferred Stock


Name of                     Amount and Nature of   Percentage    Percent of
Beneficial Owner            Beneficial Ownership    of Class   Voting Control(1)
----------------           --------------------    ----------  ----------------
Michael Perry                           0               0                *
Jeffrey Robbins                         0               0                *
Michele Ralston (2)               100,000              100%              70.5%
All officers and
directors as a
group (three persons)(2)          100,000              100%              70.8%

*        represents less than 1%

(1) Percentage of Voting Control is based upon the number of issued and outstanding shares of our common stock and shares of our Series 1 Preferred Stock at March 8, 2005. At March 8, 2005 the holders of our outstanding shares of common stock and Series 1 Preferred Stock were entitled to an aggregate of 574,060,090 votes at any meeting of our stockholders, which includes 274,060,090 votes attributable to the outstanding shares of common stock and 300,000,000 votes attributable to the outstanding shares of Series 1 Preferred Stock. Each share of Series 1 Preferred Stock entitles the holder to 3,000 votes at any meeting of our stockholders and such shares will vote together with our common stockholders.

(2) Includes 104,479,266 shares of common stock and 100,000 shares of Series 1 Preferred Stock.


(3) Messrs. Alstair Rae and Harry Pearl exercise investment and voting rights over the shares held by Langley Park Investments, PLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In November and December 2004 we also issued an aggregate of 500,000 shares of our common stock valued at $5,000 to Jeff Robbins, an executive officer and director of our company, as compensation for services.

         In November 2004 we issued 500,000 shares of our common stock valued at $5,000 to Michele Ralston, an executive officer and director of our company, as compensation for services.

         In November and December 2004 we issued an aggregate of 2,000,000 shares of our common stock to Roger Ralston, a key employee of our company, as compensation for services valued at $20,000.

         In August 2004 we also issued 500,000 shares of common stock valued at $17,500 to Michael Perry, our CEO, in connection with his employment agreement.

         In May 2004 we issued 100,000 shares of our Series 1 Preferred Stock to Michele Ralston, our Chairman, in consideration of her willingness to continue to participate in the management and day to day operations of our company. The shares were valued at $1,000 for accounting purposes. The designations, rights and preferences of the Series 1 Preferred Stock provide that:

         *        it is entitled to a liquidation preference of $.01 per share,

         *        the shares are not convertible into any other security,

         * each share entitles the holder to 3,000 votes at any meeting of our stockholders and such shares will vote together with our common stockholders,
         *        the shares are not subject to redemption, and

         * so long as the shares are outstanding we have agreed not to alter or change the rights of the security in a manner which would adversely affect the Series 1 Preferred Stock, create a new class of preferred stock having preference over the Series 1 Preferred Stock, or take any action which would result in the taxation of the holder under Section 305 of the Internal Revenue Code.

            Effective February 23, 2004, we completed our acquisition of all of the issued and outstanding shares of Meeting Technologies, Inc., a Delaware corporation, from its sole stockholder, Michael Perry. In this transaction we issued 500,000 shares of our common stock to Mr. Perry in consideration for his shares of Meeting Technologies. We also entered into an employment agreement with Mr. Perry under which Mr. Perry was engaged to serve as our Chief Executive Officer for an initial term of two years.


         On May 30, 2003 we closed an Agreement and Plan of Merger with Ralston Communications, Inc. Under the terms of the merger agreement, Ralston Communications became our wholly owned subsidiary, and we issued to Ms. Michele Ralston, the sole shareholder of Ralston Communications, 107,776,566 shares of our common stock in exchange for her shares of Ralston Communications. At the closing of the merger agreement, Ralston Communication's president, Jeff Robbins, was elected to our Board of Directors and appointed president and Ms. Ralston was appointed our secretary and treasurer, and elected to our Board of Directors.


         During the fiscal year ended December 31, 2001 and prior to our acquisition of Ralston Communications, Inc., Michele Ralston, our Secretary, Treasurer, Acting Chief Financial Officer and a director, advanced approximately $430,000 to Ralston Communications, Inc., our wholly owned subsidiary. The advances, which were used for the purpose of paying bank indebtedness of Ralston Communications, are non-interest bearing and are payable on demand. The amount outstanding as of December 31, 2004 was $342,035. This amount is non-interest bearing and is due upon demand.

         During the fiscal year ended December 31, 2001 and prior to our acquisition of Ralston Communications, Inc., Ralston Communications, Inc. advanced $124,188 to Ralston Transportation Services, Inc., a company owned by Michele Ralston, our Secretary, Treasurer and Chairman of the Board. As we were unable to determine the collectibility of the advance and, accordingly, have written off $1353 and $124,188 as a bad debt during fiscal 2004 and fiscal 2003, respectively.

                                     PART IV

ITEM 13. EXHIBITS

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.                                 DESCRIPTION

2.1 Agreement and Plan of Merger of Boston Pacific Medical, Inc. (Massachusetts) into Boston Pacific Medical, Inc. (Nevada) dated April 1, 2003 (1)
2.2 Agreement and Plan of Merger between DirectView, Inc. and Ralston Communications, Inc. dated May 16, 2003 (2)
3.1      Restated Articles of Organization, as amended (Massachusetts) (3)
3.2 Articles of Merger of Boston Pacific Medical, Inc. (Massachusetts) into Boston Pacific Medical, Inc. (Nevada) dated May 3, 2003 (1)
3.3      Articles of Incorporation of Boston Pacific Medical, Inc. (Nevada) (1)
3.3 Certificate of Designation of Rights of Preferred Stock for 8% Convertible Preferred Stock (4)
3.4      Certificate of Designations of Rights of Series B Preferred Stock (1)
3.5      Certificate of Designation of Series 1 Preferred Stock *
3.6 Certificate of Amendment to Articles of Incorporation increasing authorized shares of common stock *
3.7      Bylaws (1)
10.1     Series B Preferred Stock Conversion Agreement (3)
10.2 Share Exchange Agreement dated February 23, 2004 by and between DirectView, Inc., Meeting Technologies, Inc. and Michael
         Perry (5)
10.3     Employment Agreement with Michael Perry (5)
10.4     2004 Stock Compensation Plan (6)
10.5 Form of Stock Purchase Agreement and Escrow Agreement with Langley Park Investments, Inc. *
21.1     Subsidiaries of the registrant (7)
23.1     Consent of Independent Certified Public Accountants *
31.1     Section 302 Certificate of Chief Executive Officer *
31.2     Section 302 Certificate of Chief Financial Officer *
32.1     Section 906 Certificate of Chief Executive Officer *
32.2     Section 906 Certificate of Chief Financial Officer *

*        filed herewith

(1) Incorporated by reference to Exhibit 3.3 to the registrant's Quarterly Report on Form 10-QSB filed on May 15, 2003.
(2) Incorporated by reference to the Current Report on Form 8-K filed on June 3, 2003.
(3) Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
(4) Incorporated by reference to the Current Report on Form 8-K filed on July 18, 2002.
(5) Incorporated by reference to the Current Report on Form 8-K filed on March 4, 2004.
(6) Incorporated by reference to the registration statement on Form S-8, SEC file number 333-115749, as filed on May 21, 2004.
(7) Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.


ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES -ADAM TO COMPLETE

         The following table shows the fees that were billed for the audit and other services provided by Sherb & Co., LLP for the 2004 and 2003 fiscal years.



                           Fiscal 2004       Fiscal 2003
                           -----------       -----------
Audit Fees                    $30,000           $21,000

Audit-Related Fees                  0                 0
Tax Fees                            0                 0
All Other Fees                      0                 0
                           ------------      ------------

         Total               $30,000           $21,000
                           ============      ===========

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

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2004 were pre-approved by the entire Board of Directors.

                                   SIGNATURES
         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                     DirectView, Inc.
                              By: /s/ Michael Perry
                                      Michael Perry, Chief Executive Officer,
                                      principal executive officer


                              By: /s/ Michelle Ralston
                                      Michelle Ralston, Chairman of the Board,
                                      Secretary, Treasurer, acting Chief
                                      Financial Officer, principal financial
                                      officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  Signature                 Title                                Date

/s/ Michael Perry          Chief Executive  Officer              March 31, 2005
-----------------          and principal executive officer
Michael Perry

/s/ Jeffrey Robbins        President, director                    March 31, 2005
-------------------
Jeffrey Robbins

/s/ Michelle Ralston       Chairman of the Board,                 March 31, 2005
--------------------       Secretary, Treasurer, acting
Michelle Ralston           Chief Financial Officer, principal
                           financial officer

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004



                                                                           Pages
                                                                        --------

         Report of Independent Registered Public Accounting Firm.............F-2

         Consolidated Balance Sheet..........................................F-3

         Consolidated Statements of Operations...............................F-4

         Consolidated Statements of Changes in Shareholders' Deficit...F-5- F-5A

         Consolidated Statements of Cash Flows...............................F-6

         Notes to Consolidated Financial Statements..................F-7 to F-19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Directview, Inc.


         We have audited the accompanying consolidated balance sheet of Directview, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingy,we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Directview, Inc. and Subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has a stockholder's deficit of $923,589 and a working capital deficiency of $947,038 at December 31, 2004, had net losses and cash used in operations of $1,179,978 and $262,567, respectively, in 2004. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                /s/Sherb & Co., LLP
                                                   Certified Public Accountants
Boca Raton, Florida
March 22, 2005

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004

                                     ASSETS


CURRENT ASSETS:
    Cash                                                              $   7,045
    Marketable Securities, at market                                     46,602
    Accounts Receivable (Net of Allowance for
      Doubtful Accounts of $130,276)                                    229,004
    Other Current Assets                                                  1,470
                                                                   -------------

        Total Current Assets                                            284,121

PROPERTY AND EQUIPMENT - Net                                              1,540
INTANGIBLES ASSET (Net of Accumulated Amortization of $8,534)            22,187
OTHER ASSETS                                                             10,301
                                                                    ------------

        Total Assets                                                  $ 318,149
                                                                    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Loans Payable                                                     $ 322,600
    Accounts Payable                                                    473,424
    Accrued Expenses                                                     66,220
    Deferred Revenue                                                     26,880
    Due to Shareholder                                                  342,035
                                                                     -----------

        Total Current Liabilities                                     1,231,159

LONG-TERM LIABILITIES:
    Deferred Revenue                                                     10,579
                                                                      ----------

        Total Liabilities                                             1,241,738
                                                                      ----------

STOCKHOLDERS' DEFICIT:
    Preferred Stock ($0.0001 Par Value; 4,900,000 Shares Authorized;  No
        Shares Issued and Outstanding)                                        -
    Series 1 Voting Preferred Stock ($.0001 Par Value; 100,000
       shares authorized ; 100,000 Shares Issued and Outstanding;
       Liquidation Preference $1,000)                                        10
    Common Stock ($0.0001 Par Value; 750,000,000 Shares Authorized;
        and 270,084,822 Shares Issued and Outstanding)                   27,009
    Additional Paid-in Capital                                        8,735,965
    Accumulated Deficit                                              (8,150,375)
    Accumulated Other Comprehensive Loss                             (1,282,950)
    Restricted Investment in Marketable Securities                     (178,139)
    Deferred Compensation                                               (75,109)
                                                                     -----------

        Total Stockholders' Deficit                                    (923,589)
                                                                     -----------


        Total Liabilities and Stockholders' Deficit                   $ 318,149
                                                                     ===========


          See accompanying notes to consolidated financial statements.

         DIRECTVIEW, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS




                                                  For the Years ended
                                                       December 31,
                                        ----------------------------------------
                                                2004                   2003
                                        --------------------   -----------------


NET SALES                                   $    733,435           $    433,852

COST OF SALES                                    341,146                129,388
                                        --------------------   -----------------

GROSS PROFIT                                     392,289                304,464
                                        --------------------   -----------------

OPERATING EXPENSES:
    Depreciation and Amortization                  8,738                  3,478
    Bad Debt Expense                             126,832                120,000
    Professional Fees                             66,239                663,122
    Rent                                          45,449                 22,232
    Compensation                                 282,201                213,561
    Stock-Based Compensation                     201,282              5,280,265
    Other Selling, General
      and Administrative                         310,295                194,151
                                         --------------------   ----------------

        Total Operating Expenses               1,041,036              6,496,809
                                         --------------------   ----------------

LOSS FROM OPERATIONS                            (648,747)            (6,192,345)
                                         --------------------   ----------------

OTHER INCOME (EXPENSES):
     Rental Income                                     -                  2,700
     Settlement Income                                 -                183,383
     Loss from Sale of Marketable Securities    (520,406)                     -
     Interest Expense                            (10,825)                (3,638)
                                         ------------------    -----------------

        Total Other Income (Expenses)           (531,231)               182,445
                                         ------------------   ------------------

NET LOSS                                      (1,179,978)            (6,009,900)

OTHER COMPREHENSIVE LOSS:
   Unrealized Loss on Marketable Securities   (1,282,950)                     -
                                          ----------------    ------------------

COMPREHENSIVE LOSS                          $ (2,462,928)          $ (6,009,900)
                                          ================    ==================

NET LOSS PER COMMON
  SHARE - BASIC AND DILUTED                 $     (0.01)           $     (0.06)
                                          ================    ==================

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                               235,222,520           105,490,685
                                           ===============    ==================



          See accompanying notes to consolidated financial statements.
                                       F-4

                        DIRECTVIEW, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
                  For the Year Ended December 31, 2004 and 2003



                                                    Preferred Stock       Series 1 Voting        Preferred Common Stock
                                                   $0.0001 Par Value     $0.0001 Par Value          $0.0001 Par Value
                                                  ------------------    -------------------       ----------------------
                                                   Shares  Amount        Shares    Amount            Shares      Amount
                                                  -------- ---------    -------- ----------        ----------- ----------
Balance at December 31, 2002                       20,000     $ 2             -        $ -             159,521       $ 16

Issuance of Shares in Connection with Exchange          -       -             -          -         107,776,566     10,778

Conversion of Preferred Stock into Common Stock   (20,000)     (2)            -          -          28,000,000      2,800

Conversion of Debt into Common Stock                    -       -             -          -          12,000,000      1,200

Issuance of Common Stock for Services                   -       -             -          -          63,424,235      6,342

Net Loss for the Year Ended December 31, 2003           -       -             -          -                   -          -
                                                   ------- -------      ----------- --------        ----------- ----------

Balance at December 31, 2003                            -       -             -          -         211,360,322    21,136

Issuance of Series 1 Voting Preferred Stock             -       -       100,000         10                   -         -

Issuance of common stock for acquisition                -       -             -          -             500,000        50

Common stock issued for debt                            -       -             -          -             125,000        13

Issuance of Common Stock for Services                   -       -             -          -           6,599,500       660

Issuance of Common Stock for Marketable
Securities, net                                         -       -             -          -          47,500,000     4,750

Grant of stock options                                  -       -             -          -                   -         -

Exercise of stock options                               -       -             -          -           4,000,000        400

Comprehensive loss:
     Net loss for the year                              -       -             -          -                   -          -

     Unrealized loss on marketable securities           -       -             -          -                   -          -
                                                   ------- -------      ----------- --------        ----------- ----------

Balance at December 31, 2004                            -     $ -       100,000       $ 10          270,084,822  $ 27,009
                                                   ======= =======     ===========   ========       =========== ==========

          See accompanying notes to consolidated financial statements.
                                       F-5

                        DIRECTVIEW, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT Continued
                  For the Year Ended December 31, 2004 and 2003




                                                                                        Restricted   Accumulated
                                                                                      Investment in     Other        Total
                                               Additional     Accumulated   Deferred    Marketable  Comprehensive  Stockholders'
                                            Paid-in Capital     Deficit   Compensation   Securities      Loss         Deficit
                                               -----------  -----------    ----------  -----------  ------------  ----------------

Balance at December 31, 2002                       $ 82     $ (960,497)          $ -          $ -           $ -     $ (960,397)

Issuance of Shares in Connection with Exchange    (10,778)           -             -            -             -              -

Conversion of Preferred Stock into Common Stock    (2,798)           -             -            -             -              -

Conversion of Debt into Common Stock              118,800            -             -            -             -        120,000

Issuance of Common Stock for Services           6,018,960            -             -            -             -      6,025,302

Net Loss for the Year Ended December 31, 2003           -   (6,009,900)            -            -             -     (6,009,900)
                                               -----------  -----------    ----------  -----------  ------------  ----------------

Balance at December 31, 2003                    6,124,266   (6,970,397)            -            -             -       (824,995)

Issuance of Series 1 Voting Preferred Stock           990            -             -            -             -          1,000

Issuance of common stock for acquisition           24,950            -             -            -             -         25,000

Common stock issued for debt                        9,987            -             -            -             -         10,000

Issuance of Common Stock for Services             133,805            -             -            -             -        134,465

Issuance of Common Stock for Marketable
Securities, net                                 2,202,101            -             -   (1,199,375)            -      1,007,476

Grant of stock options                            180,266            -       (75,109)           -             -        105,157

Exercise of stock options                          59,600            -             -            -             -         60,000

Comprehensive loss:

     Net loss for the year                              -   (1,179,978)            -            -             -     (1,179,978)

     Unrealized loss on marketable securities           -            -             -    1,021,236    (1,282,950)      (261,714)
                                               -----------  -----------    ----------  -----------  ------------  ----------------

Balance at December 31, 2004                  $ 8,735,965   $(8,150,375)   $ (75,109)   $(178,139)  $(1,282,950)    $ (923,589)
                                            ===============  ===========  ============  =========== =============    ===========




          See accompanying notes to consolidated financial statements.
                                       F-5A

                        DIRECTVIEW, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

Organization

Directview, Inc. ("the Company") was incorporated under the laws of the state of Massachusetts on June 12, 1989 with the name "Boston & Pacific Company Inc." with authorized common capital stock of 200,000 shares with par value of $1.00 and preferred stock of 100,000 shares with a par value of $2.45. There have been several changes in the authorized common and preferred stock and name changes. On July 7, 1993 the Company's authorized common shares was increased to 15,000,000 common shares with a par value of $.01 and 221,037 preferred shares with a par value of $1.00 and on July 30, 2002 the name was changed to "Boston Pacific Medical, Inc." The terms of the preferred shares included conversion rights of 60.5 shares of common for each share of preferred at any time after 90 days of the issuance of the preferred, at the option of the holder, which would amount to 1,210,000 additional common shares issued. There have been no preferred dividends declared. Additionally, on June 19, 2003, the Company converted all remaining outstanding preferred shares into 10,000,000 shares of the Company's restricted common stock.

On May 5, 2003, at the special meeting of shareholders of the Company, shareholders holding shares representing a majority of the votes authorized a change of domicile of the Company from the State of Massachusetts to the State of Nevada. In connection with the change of domicile, the shareholders also approved the following changes to the Nevada corporation formed for the purpose of changing the domicile: (i) a name change to DirectView, Inc.; (ii) an increase in the number of authorized shares of common stock from 15,000,000 to 300,000,000, with a change in the par value of the common stock to $.0001 per share; and (iii) an increase in the number of authorized shares of preferred stock from 221,037 to 5,000,000, with a change in the par value to $.0001. At the meeting, 9,376,000 common shares voted for the reverse split and 13,000,000 votes by the holder of the Series B Preferred Stock were cast for the reverse split. No shares voted against the proposed stock split and no shares abstained from voting.

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

                        DIRECTVIEW, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------

The Company is a full-service provider of teleconferencing services to businesses and organizations. The Company's conferencing services enable its clients to cost-effectively conduct remote meetings by linking participants in geographically dispersed locations. The Company's primary focus is to provide high value-added conferencing services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, and other domestic and multinational companies.

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

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, payroll taxes payable, and loans payable approximate their fair market value based on the short-term maturity of these instruments.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. As of December 31, 2004, the Company had no cash equivalents.

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2004, the allowance for doubtful accounts was $130,276.

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

                        DIRECTVIEW, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------


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

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized upon completion of conferencing services. The Company generally does not charge up-front fees and bills its customers based on usage.

Revenue for video equipment sales is recognized upon delivery and installation.

Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

Marketable securities

At December 31, 2004, the Company holds 833,226 shares of a United Kingdom Corporation (the "Investee") pursuant to a stock-exchange agreement whereby the Company originally issued 47,500,000 of its shares of common stock in exchange for 1,218,225 shares of Investee's stock (net of 102,672 shares distributed to placement agent). At the time of issuance, the Company recorded the cost of the investment at the market value of the shares exchanged of $2,398,751. At December 31, 2004, the Company holds 660,449 shares of the Investee in an escrow account which may not be released without the Investee's permission until 2006. Until these shares are released from escrow, the Company accounts for the value attributable to such shares as restricted investment in marketable securities and is included in the stockholders' equity section of the balance sheet. The remaining Investee shares are stated at market value based on the most recently traded price of these securities at December 31, 2004 as a current asset. These Investee shares are classified as available for sale at December 31, 2004. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive loss in Shareholders' Deficit. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

The decrease in the carrying and the fair value of this investment of approximately $1,283,000 as of December 31, 2004 has been recorded as accumulated other comprehensive loss in stockholders' deficit.

                        DIRECTVIEW, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------

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

Loss per common share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of December 31, 2004 and 2003, the Company did not have any common stock equivalents or potentially dilutive securities outstanding.

Advertising

Advertising costs are expensed when incurred. For the years ended December 31, 2004 and 2003, advertising expense amounted to $23,244 and $375, respectively.

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

                        DIRECTVIEW, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         -----------------------------------------------------------------------

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is in process of evaluating the impact of this pronouncement on its financial position.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company believes that the adoption of this standard will have no material impact on its financial statements.

Shipping costs

Shipping costs are included in other selling, general and administrative expenses and amounted to $24,628 and $4,023 for the years ended December 31, 2004 and 2003, respectively.

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NOTE  2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2004:

                                            Useful Life
                                            ------------
          Computer Equipment                   3 Years           $      10,699
          Office Furniture and Equipment       5 Years                  84,467
                                                                     -----------
                                                                        95,166
          Accumulated Depreciation                                     (93,626)
                                                                    ------------
                                                                 $       1,540
                                                                    ============

Depreciation expense for 2004 and 2003 totaled $205 and $3,478, respectively

                        DIRECTVIEW, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 3 - ACQUISITION

On February 23, 2004, the Company entered into a Stock Purchase Agreement with Meeting Technologies, Inc. ("Meeting") and Meeting's shareholder. Meeting has principal offices in New York. Meeting Technologies, Inc. is a privately held provider of video conferencing equipment and related services. As a result of the acquisition, the Company issued 500,000 shares of its common stock with a fair market value of $25,000 in exchange for 100% of the capital stock of Meeting. The Company accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $30,720. The excess has been applied to customer lists and will be amortized over 36 months. The results of operations of Meeting are included in the accompanying financial statements from February 23, 2004 (effective date of acquisition) to December 31, 2004.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Meeting had occurred as of the following periods:

-----------------------------------------  ------------------  -----------------
                                              Year Ended         Year Ended
                                            December 31, 2004  December 31, 2003
-----------------------------------------  ------------------  -----------------

Net Revenues                                     $    792,606     $     848,185
Net Loss from continuing operations              $ (1,162,086)    $  (5,978,452)
Net Loss per Share from continuing operations    $       (.01)    $        (.06)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 4 - LOANS PAYABLE

As of December 31, 2004, the Company has loans with various entities and an individual. The loans bear interest at 3.50% per annum and are payable on December 31, 2005. During the period of any default under the terms of the notes, the interest rate on the entire outstanding debt shall be at the rate of 12% per annum. At December 31, 2004, loans payable to these entities or individual amounted to $229,600. As of December 31, 2004, accrued interest payable of the loans amounted to $10,868 and is included in accrued expenses on the accompanying balance sheet.

On December 13, 2004, the Company entered into a loan agreement with a third party for $88,000 (including accrued interest of $3,000 at an imputed interest rate of 14%). The loan was repaid on February 1, 2005, the due date, and was secured by substantially all of the assets of the Company.

In December 2004, the Company borrowed $7,500 from an individual. The loan is non-interest bearing, is payable on demand and is unsecured. At December 31, 2004, the Company owed this individual $5,000.

The scheduled maturities of loans payable are as follows:

                           2005         $    322,600
                                       =================

                        DIRECTVIEW, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 5 - LOAN PAYABLE - RELATED PARTY

As of December 31, 2004, the Company has outstanding loans payable due to the director of the Company of $342,035. This amount is non-interest bearing and is due upon demand.

NOTE 6 - INCOME TAXES

At December 31, 2004, the Company had net operating loss carry forwards of approximately $921,000 for federal and state income tax purposes available to offset future taxable income expiring on various dates through 2024. Usage of the net operating losses may be limited under Internal Revenue code section 382 due to the Company's change in ownership, which occurred in fiscal 2003. The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2004 and 2003 as follows:


                                           2004                    2003
                                       --------------      ----------------

Computed "expected" tax benefit          $ (400,852)        $   (2,043,366)
State income taxes benefit                  (58,949)              (300,495)
Non-deductible stock based compensation      78,110              2,338,102
Permanent differences                         1,170                (23,570)
Change in valuation allowance               380,521                 29,329
                                        --------------      ----------------
                                         $        -         $            -
                                        ==============      ================

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are as follows:


Deferred tax assets:
Net operating loss carry forward         $  359,043           $     5,759
Allowance for doubtful accounts              50,807                23,570
                                        --------------      ----------------
Total gross deferred tax assets             409,850                29,329

Less valuation allowance                   (409,850)              (29,329)
                                        --------------      ----------------

Net deferred tax assets                  $       -            $        -
                                        ==============      ================

The valuation allowance at December 31, 2004 was $409,850. The increase during 2004 was $380,521.

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

                        DIRECTVIEW, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 7 - STOCKHOLDERS' EQUITY

Preferred Stock

On July 7, 1993 the Company's authorized preferred shares with a par value of $1.00. The terms of the preferred shares included conversion rights of 60.5 shares of common for each share of preferred at any time after 90 days of the issuance of the preferred, at the option of the holder, which would have amounted to 1,210,000 additional common shares issued. The voting rights of the preferred was 60.5 votes for each share of preferred. The liquidation rights of the preferred included a preference of $.01 per share plus any unpaid declared dividends after any senior rights. There has been no preferred dividends declared. The Company had the obligation to increase the authorized common stock, if necessary, to satisfy the terms of the preferred. On May 5, 2003, at the special meeting of shareholders of the Company, shareholders holding shares representing a majority of the votes authorized a change of domicile of the Company from the Commonwealth of Massachusetts to the State of Nevada. In connection with the change of domicile, the shareholders increased the number of authorized shares of preferred stock from 221,037 to 5,000,000, with a change in the par value to $.0001. In anticipation of the change of domicile, on April 11, 2003, the Company incorporated a Nevada corporation by the name of Boston Pacific Medical, Inc. as a wholly owned subsidiary of the Company (the "Nevada Company"). Also on April 11, 2003, the Company and the Nevada Company entered into a Plan and Agreement of Merger to effect the change of domicile. On the effective date of the merger. each outstanding share of 8% Convertible Preferred Stock was converted into one share of 8% Convertible Preferred Stock of the Nevada Company with the same rights and preferences as the same series of preferred stock of the Massachusetts company, except that rather than being convertible into 60.5 common shares, these preferred shares would be convertible into 500 common shares, and would have voting rights equal to the conversion rate of this series. Each outstanding share of Series B Preferred Stock would be converted into one share of Series B Preferred Stock of the Nevada Company with the same rights and preferences as the same series of preferred stock of the Massachusetts company. On June 19, 2003, the Company converted all 20,000 outstanding preferred shares into 10,000,000 shares of the Company's restricted common stock.

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

On March 29, 2004, the Board of Directors authorized the designation and issuance of Series 1 Preferred stock, consisting of 100,000 shares of the authorized preferred stock of the Company. The new series is not convertible into common stock of the Company. The holders of the Series 1 Preferred Stock have the equivalent of 3,000 common share votes for each Series 1 Preferred Share. The Series 1 Preferred shareholder is entitled to vote on any and all matters brought to a vote of shareholders of Common Stock. In the event of any liquidation, dissolution or winding up of the Company, holders of shares of the Series 1 Preferred Stock are entitled to receive, out of legally available assets, a liquidation preference of $0.01 per share up to a mamimum of $1,000. Outstanding shares of Series 1 Preferred Stock are not subject to redemption by the Company. The designation, number of, voting powers, designations, preferences, limitations, restrictions and relative rights of the Series 1 Preferred Stock may be amended by a resolution of the Board of Directors with the approval of the Series 1 Preferred shareholder. The Company issued 100,000 shares of the Series 1 Preferred Stock on March 29, 2004 to Michelle Ralston, a director, for prior consulting services rendered to the Company.

                        DIRECTVIEW, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 7 - STOCKHOLDERS' EQUITY (continued)

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

Stock Compensation Plan

The Company established the 2004 Stock Compensation Plan (the "Plan") effective May 1, 2004, to provide the Company with flexibility and to conserve cash resources in compensating certain of technical, administrative and professional employees and consultants. The issuance of shares or options under the Plan is restricted to persons and firms who are closely-related to us and who provide services in connection with the development and production of the Company's products and services. The Plan authorizes us to issue up to 20,000,000 shares of the Company's common stock. Shares must be issued only for bona fide services. Shares or options are awarded under the Plan pursuant to individually negotiated compensation contracts or commitments as determined and/or approved by the Board of Directors or compensation committee. The eligible participants include directors, officers, employees and non-employee consultants and advisors. There is no limit as to the number of shares that may be awarded under the Plan to a single participant.

On May 28, 2004, the Company entered into a one-year consulting agreement and granted 4,000,000 stock options to a consultant for business development and marketing services. These options were granted with an exercise price of $.015 per share. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of -0- percent; expected volatility of 99 percent; risk-free interest rate of 4.50 percent and an expected holding period of one-half year. In connection with these options, the Company recorded deferred compensation of $180,266, which will be amortized into consulting expense over the term of the contract. As of December 31, 2004, the Company amortized $105,157 into consulting expense. A summary of the status of the Company's outstanding stock options as of December 31, 2004 and 2003 and changes during the year ending on that date is as follows:
                                                                 Weighted
                                                                  Average
                                                                  Exercise
                                                  Shares            Price
                                            ------------    --------------
      Outstanding at December 31, 2002                 -       $        -
      Granted                                          -                -
      Exercised                                        -                -
      Forfeited                                        -                -
                                            -------------    -------------
      Outstanding December 31, 2003                    -                -
      Granted                                  4,000,000            0.015
      Exercised                               (4,000,000)          (0.015)
      Forfeited                                        -                -
                                            -------------    --------------


      Outstanding at December 31, 2004.                -       $       -
                                           ==============     ==============

      Options exercisable at end of year               -       $       -
                                           ==============     ==============

      Weighted-average fair value of options
      granted during the year
                                               2004                2003
                                            --------------   -------------
                                              $    0.015         $    -

                        DIRECTVIEW, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 7 - STOCKHOLDERS' EQUITY (continued)

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

On May 24, 2004, the Company issued 874,500 shares of common stock an employee, an officer and a consultant for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $0.07 based on the quoted trading price and recorded compensation expense of $21,875 and reduced accounts payable by $39,340.

On June 18, 2004, in connection with the exercise of an option which was granted on May 28, 2004 as compensation under a consulting agreement, the Company issued 4,000,000 shares of common stock for proceeds of $60,000.

On July 30, 2004, the Company exchanged 47,500,000 shares of the Company's common stock at the average of the closing bid price per share of common stock during the ten (10) trading days immediatley prior to July 30, 2004 which was equal to $.0505 per share for an aggregate value of $2,398,751. (See Note 10.)

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

During the three months ended December 31, 2004, the Company issued 5,125,000 shares of common stock to officers, employee for services rendered in connection with an employment agreement. The Company valued these common shares at the fair market value on the dates of grant or $0.01 based on the quoted trading price and recorded stock-based compensation expense of $51,250.

                        DIRECTVIEW, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 8 - OTHER RELATED PARTY TRANSACTIONS

In 2004 and 2003, the Company advanced $1,353 and $124,188 to a company related through common ownership, respectively. In 2004 and 2003, the Company could not determine the collectibility of these advances. Accordingly, the Company wrote off these advanced and recorded bad debt expense of $1,353, and $120,000 for the year ended December 31, 2004 and 2003, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space in Boca Raton, Florida and in Terrell, Texas under operating leases that expire in February 2007. The Boca Raton, Florida office lease agreement has certain escalation clauses and renewal options. Future minimum rental payments required under this operating lease is as follows:

                   Period Ended December 31, 2005             $49,725
                   Period Ended December 31, 2006              46,725
                   Period Ended December 31, 2007               5,288

Rent expense for the years ended December 31, 2004 and 2003 was $45,449 and $22,232, respectively.

Employment agreements

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

NOTE 10 - MARKETABLE SECURITIES

On July 12, 2004, the Company entered into a stock purchase agreement with Langley Park Investments PLC, a corporation organized under the laws of England and Wales ("Langley"). On July 30, 2004, under the terms of the agreement, the Company sold Langley, 47,500,000 shares of the Company's common stock at the average of the closing bid price per share of common stock during the ten (10) trading days immediatley prior to July 30, 2004 which was equal to $.0505 per share for an aggregate value of $2,398,751. The total purchase price was paid by delivery to the Company of 1,320,898 Langley shares (Langely shares represents shares in Langley's investment fund to be traded on the London exchange) which was equal to the total purchase price divided by the conversion rate of British Pound Sterling to US dollar on the day preceding the closing. In connection with the stock purhcase agreement, the Company entered into an escrow agreement. The Company and Langley agreed that the Company's shares and the Langley shares will be deposited into escrow, including 50% of the Langley shares to be deposited into escrow as Downside Priced Protection (the "Langley escrow shares"). In connection with this stock purchase agreement, the Company paid a placement fee amounting to $191,900 which was paid by the delivery of 105,672 Langley shares (8% of total Langley shares received) to the Placement Agent.

                        DIRECTVIEW, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004



NOTE 10 - MARKETABLE SECURITIES (continued)

At December 31, 2004, the Company holds 833,226 shares of a United Kingdom Corporation (the "Investee") pursuant to a stock-exchange agreement of which 660,449 shares of the Investee are in an escrow account which may not be released without the Investee's permission until 2006. Until these shares are released from escrow, the Company accounts for the value attributable to such shares as restricted investment in marketable securities and is included in the stockholders' equity section of the balance sheet. The remaining Investee shares are stated at market value based on the most recently traded price of these securities at December 31, 2004 as a current asset. These investee shares are classified as available for sale at December 31, 2004. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive loss in Shareholders' Deficit. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

The decrease in the carrying and the fair value of this investment of approximately $1,283,000 as of December 31, 2004 has been recorded as accumulated other comprehensive loss in stockholders' deficit.

NOTE 11 - SETTLEMENT INCOME

The Company leased office space in Boca Raton, Florida under a five-year non-cancelable operating lease. In 2003, the Company defaulted on this lease. As of December 31, 2002, the Company has accrued all unpaid rents and additionally accrued $67,883 relating to what the Company has estimated as a settlement of its default on this lease. This amount has been included in rent expense for the year ended December 31, 2002. In December 31, 2003, the Company settled all claims with this lessor for $20,000 in cash and the forfeiture of a $3,500 security deposit. In connection with this settlement, the Company recorded settlement income of $183,383.

NOTE 12 - GOING CONCERN CONSIDERATIONS

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $8,150,375, a stockholders' deficit of $923,589, a working capital deficit of $947,038 at December, 2004, net losses for the year ended December 31, 2004 of $1,179,978 and cash used in operations during the year ended December 31, 2004 of $262,567.

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

                        DIRECTVIEW, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 13 - SUBSEQUENT EVENTS

In January 2005, the Company issued 3,975,000 shares of common stock to employees and consultants for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $0.03 based on the quoted trading price and recorded compensation expense of $119,250.

In March 2005, the Company increased its authorized common shares to from 300,000,000 to 750,000,000.