Form 10QSB
period 2005-03-31
DIRECTVIEW INC
filed 2005-05-16
CIK 884380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the quarter ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from ________ to __________


                        Commission File Number: 001-11115

                                DIRECTVIEW, INC.
          (Exact name of small business issuer as specified in charter)


          NEVADA                                         04-3053538
-----------------------------                            ---------
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


  Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No[ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At April 29, 2005, there were 288,560,090 shares of the small business issuer's common stock outstanding.

                                DIRECTVIEW, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2005


                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet (Unaudited)
                  As of March 31, 2005.........................................3
         Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended March 31, 2005 and 2004 ..........4
         Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended March 31, 2005 and 2004...........5

         Notes to Consolidated Financial Statements.........................6-12

         Item 2 - Management's Discussion and Analysis or Plan of
                     Operations............................................13-17

         Item 3 - Controls and Procedures.....................................18

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings...........................................18

         Item 2 - Unregistered Sales of Equity Securities and
                  Use of Proceeds.............................................19

         Item 3 - Default Upon Senior Securities..............................20

         Item 4 - Submission of Matters to a Vote of Security Holders.........20

         Item 5 - Other Information...........................................20

         Item 6 - Exhibits and Reports on Form 8-K............................20

         Signatures...........................................................21

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
    Cash                                                                                                    $    10,478
    Marketable Securities, at market                                                                             16,761
    Accounts Receivable (Net of Allowance for Doubtful Accounts of $130,276)                                     90,242
    Other Current Assets                                                                                         20,790
                                                                                                     -------------------

        Total Current Assets                                                                                    138,271

PROPERTY AND EQUIPMENT - Net                                                                                      1,470
INTANGIBLES ASSET (Net of Accumulated Amortization of $11,094)                                                   19,627
OTHER ASSETS                                                                                                     11,279
                                                                                                     -------------------

        Total Assets                                                                                       $    170,647
                                                                                                     ===================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Loans Payable                                                                                          $    314,600
    Accounts Payable                                                                                            479,308
    Accrued Expenses                                                                                             98,971
    Deferred Revenue                                                                                             34,318
    Due to Shareholder                                                                                          334,656
                                                                                                     -------------------

        Total Current Liabilities                                                                             1,261,853

LONG-TERM LIABILITIES:
    Deferred Revenue                                                                                              7,514
                                                                                                     -------------------

        Total Liabilities                                                                                     1,269,367
                                                                                                     -------------------

STOCKHOLDERS' DEFICIT:
    Preferred Stock ($0.0001 Par Value; 4,900,000 Shares Authorized;  No
        Shares Issued and Outstanding)                                                                                -
    Series 1 Voting Preferred Stock ($.0001 Par Value; 100,000 shares authorized ;
        100,000 Shares Issued and Outstanding; Liquidation Preference $1,000)                                        10
    Common Stock ($0.0001 Par Value; 750,000,000 Shares Authorized;
        and 278,660,090 Shares Issued and Outstanding)                                                           27,866
    Additional Paid-in Capital                                                                                8,992,858
    Accumulated Deficit                                                                                      (8,798,242)
    Accumulated Other Comprehensive Loss                                                                     (1,114,830)
    Restricted Investment in Marketable Securities                                                             (176,340)
    Deferred Compensation                                                                                       (30,042)
                                                                                                     -------------------

        Total Stockholders' Deficit                                                                          (1,098,720)
                                                                                                     -------------------

        Total Liabilities and Stockholders' Deficit                                                        $    170,647
                                                                                                     ===================

     See accompanying notes to unaudited consolidated financial statements.
                                       -3-

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                              For the Three Months Ended
                                                                         March 31,
                                                       -----------------------------------------

                                                              2005                   2004
                                                       -------------------   -------------------

                                                           (Unaudited)           (Unaudited)

NET SALES                                                       $ 227,709             $ 144,402

COST OF SALES                                                     170,411                40,764
                                                       -------------------   -------------------


GROSS PROFIT                                                       57,298               103,638
                                                       -------------------   -------------------


OPERATING EXPENSES:
    Depreciation and Amortization                                   2,630                   892
    Professional Fees                                              25,888                 7,020
    Rent                                                           18,054                 2,107
    Compensation                                                  106,396                46,161
    Stock-Based Compensation                                      302,817                     -
    Other Selling, General and Administrative                      95,438                82,140
                                                       -------------------   -------------------


        Total Operating Expenses                                  551,223               138,320
                                                       -------------------   -------------------


LOSS FROM OPERATIONS                                             (493,925)              (34,682)
                                                       -------------------   -------------------

OTHER INCOME (EXPENSES):
     Other income                                                  18,863                     -
     Loss from Sale of Marketable Securities                     (167,926)                    -
     Interest Expense                                              (4,879)               (1,776)
                                                       -------------------   -------------------


        Total Other Income (Expenses)                            (153,942)               (1,776)
                                                       -------------------   -------------------


NET LOSS                                                         (647,867)              (36,458)

OTHER COMPREHENSIVE GAIN:
   Unrealized Gain on Marketable Securities                       169,919                     -
                                                       -------------------   -------------------

COMPREHENSIVE LOSS                                             $ (477,948)            $ (36,458)
                                                       ===================   ===================


NET LOSS PER COMMON
  SHARE - BASIC AND DILUTED                                       $ (0.00)              $ (0.00)
                                                       ===================   ===================

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                               274,577,624           212,110,322
                                                       ===================   ===================




     See accompanying notes to unaudited consolidated financial statements.
                                       -4-

               DIRECTVIEW, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    For the Three Months Ended
                                                                             March 31,
                                                                    ----------------------------

                                                                        2005           2004
                                                                    -------------  -------------
                                                                     (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                          $ (647,867)     $ (36,458)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:

           Depreciation and amortization                                   2,630            892
           Stock-based compensation                                      302,817              -
           Other income                                                  (18,863)             -
           Loss from sale of marketable securities                       167,926              -

           (Increase) Decrease in:
             Accounts receivable                                         138,762        (56,219)
             Due from related party                                            -         (1,229)
             Other current assets                                        (19,320)             -
             Other assets                                                   (978)        (8,802)

           Increase (Decrease) in:
              Accounts payable                                            24,747         70,187
              Accrued expenses                                            32,751        (10,103)
              Deferred revenue                                             4,373              -
                                                                    ------------   -------------

Net Cash Flows Used in Operating Activities                              (13,022)       (41,732)
                                                                    ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of marketable securities                          31,834              -
     Cash from acquisition                                                     -            391
                                                                    ------------   -------------

Net Cash Flows Provided by Investing Activities                           31,834            391
                                                                    ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from loans payable                                          85,000         20,000
     Payments on loans payable                                           (93,000)             -
     Payments on advances from shareholder                                (7,379)        (5,312)
                                                                    ------------   -------------

Net Cash Flows Provided by (Used in) Financing Activities                (15,379)        14,688
                                                                    ------------   -------------

Net Increase (Decrease) in Cash                                            3,433        (26,653)

Cash - Beginning of Period                                                 7,045         38,828
                                                                    ------------   -------------

Cash - End of Period                                                  $  10,478       $  12,175
                                                                    =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                                         $        -      $       -
                                                                    =============  =============
     Income Taxes                                                     $        -      $       -
                                                                    =============  =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition details:
     Fair value of assets acquired                                    $        -      $  32,461
                                                                    =============  =============

     Liabilities assumed                                              $        -      $  38,181
                                                                    =============  =============

     Common stock issued for acquisitions                             $        -      $  25,000
                                                                    =============  =============

     Customer list                                                    $        -      $  30,720
                                                                    =============  =============


     See accompanying notes to unaudited consolidated financial statements.
                                       -5-

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and notes thereto contained in the Report on Form 10-KSB of DirectView, Inc. ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Organization

The Company is a full-service provider of teleconferencing products and services to businesses and organizations. The Company's conferencing services enable its clients to cost-effectively conduct remote meetings by linking participants in geographically dispersed locations. DirectView's primary focus is to provide high value-added conferencing products and services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, and other domestic and multinational companies.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2005 and 2004 include the allowance for doubtful accounts and the useful life of property, plant and equipment.

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

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Marketable equity securities

At March 31, 2005, the Company holds 723,226 shares of a United Kingdom Corporation (the "Investee") pursuant to a stock-exchange agreement whereby the Company originally issued 47,500,000 of its shares of common stock in exchange for 1,218,225 shares of Investee's stock (net of 105,672 shares paid to the placement agent as a fee). At the time of issuance, the Company recorded the cost of the investment at the market value of the shares exchanged of $2,398,751. At March 31, 2005, the Company holds 660,449 shares of the Investee in an escrow account which may not be released without the Investee's permission until 2006. Until these shares are released from escrow, the Company accounts for the value attributable to such shares as restricted investment in marketable securities and is included in the stockholders' equity section of the balance sheet. The remaining Investee shares are stated at market value based on the most recently traded price of these securities at March 31, 2005 as a current asset. These Investee shares are classified as available for sale at March 31, 2005. Accumulated unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive loss in Shareholders' Deficit. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

The decrease in the carrying and the fair value of this investment of approximately $1,114,830 as of March 31, 2005 has been recorded as accumulated other comprehensive loss in stockholders' deficit.

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

Loss per common share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of March 31, 2005 and 2004, the Company did not have any common stock equivalents or potentially dilutive securities outstanding.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based
Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for the first fiscal year beginning after December 15, 2005. The Company is in process of evaluating the impact of this pronouncement on its financial position.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

NOTE 2 - LOANS PAYABLE

As of March 31, 2005, the Company has loans with various entities and an individual. The loans bear interest at 3.50% per annum and are payable on December 31, 2005. During the period of any default under the terms of the notes, the interest rate on the entire outstanding debt shall be at the rate of 12% per annum. At March 31, 2005, loans payable to these entities or individual amounted to $229,600. As of March 31, 2005, accrued interest payable of the loans amounted to $12,849 and is included in accrued expenses on the accompanying balance sheet.

On December 13, 2004, the Company entered into a loan agreement with a third party for $88,000 (including accrued interest of $3,000 at an imputed interest rate of 14%). The loan was repaid on February 1, 2005, the due date. On February 1, 2005, the Company borrowed an additional $85,000 from this third party under a new loan agreement with the same terms (plus accrued interest of $3,000 at an imputed interest rate of 14%). The loan was repaid on April 1, 2005, the due date, and was secured by substantially all of the assets of the Company.

In December 2004, the Company borrowed $7,500 from an individual. The loan was repaid during the three months ended March 31, 2005.

The scheduled maturities of loans payable are as follows:

                2005              $   314,600
                                  ============

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



NOTE 3 - LOAN PAYABLE - RELATED PARTY

As of March 31, 2005, the Company has outstanding loans payable due to an officer/director/principal stockholder of the Company of $334,656. This amount is non-interest bearing and is due upon demand.

NOTE 4 -  STOCKHOLDERS' DEFICIT

Common Stock

On January 10, 2005, the Company issued 2,750,000 shares of common stock to an employee, an officer and a consultant for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $0.038 based on the quoted trading price and recorded stock-based compensation expense of $104,500.

On January 20, 2005, and January 24, 2005, the Company issued 925,000 and 300,000 shares of common stock, respectively, to an employee, an officer and a consultant for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $0.05 based on the quoted trading price and recorded stock-based compensation expense of $61,250.

On March 9, 2005, the Company issued 4,500,000 shares of common stock to an officer and to consultants for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $0.02 based on the quoted trading price and recorded stock-based compensation expense of $90,000.

On March 23, 2005, the Company issued 100,000 shares of common stock to a consultant for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $0.02 based on the quoted trading price and recorded stock-based compensation expense of $2,000.

For the three months ended March 31, 2005, the Company recorded stock-based compensation of $45,067 from the amortization of deferred compensation.

In March 2005, the Company increased its authorized common shares from 300,000,000 to 750,000,000.

In March 2005, as collateral, the Company issued 250,000,000 shares of its common stock in anticipation of the April 2005 execution of the Securities Purchase Agreement described below and in Note 6 hereof. In April 2005, a certificate representing the 250,000,000 shares together with a stock power were deposited in escrow with a third party. If the Company should default under the Securities Purchase Agreement, 7% convertible secured debentures or the related transactional documents that were signed on April 1, 2005 (See Note 6), Highgate House Funds, Ltd. is entitled to voting, dividend and other rights over these pledged shares, and may take possession of and sell the pledged shares to satisfy the Company's obligations to the debenture holder. Until the occurrence of an event of default on the underlying obligation, these shares are not considered outstanding, do not carry voting rights, are not entitled to dividends and are not included for the purposes of earnings per share calculations. Upon the satisfaction or conversion of the secured convertible debentures, the pledged shares will be returned to the Company for cancellation and returned to our treasury.


In May 2005 the Company's Board of Directors and the holders of a majority of its issued and outstanding voting securities approved an increase in the number of authorized shares of common stock from 750,000,000 shares to 1,250,000,000 shares

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 5 - GOING CONCERN CONSIDERATIONS


As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $8,798,242 and a working capital deficit of $1,123,582 at March 31, 2005, net losses in three months ended March 31, 2005 of $647,867 and cash used in operations during the three months ended March 31, 2005 of $13,022.

While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. In order to raise funds, on April 1, 2005, the Company entered into a Standby Equity Distribution Agreement and a Securities Purchase Agreement for the issuance and sale of $1,000,000 of 7% secured convertible debentures (See Note 6). Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate increased revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

NOTE 6 - SUBSEQUENT EVENTS

On April 1, 2005, the Company entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners, L.P. ("Cornell"). Under the SEDA, the Company can require Cornell to purchase up to $10,000,000 of its common stock over a two-year period following the effective date of a registration covering the shares of our common stock to be sold to Cornell.

The SEDA establishes what is sometimes termed an equity line of credit or an equity draw-down facility. The $10,000,000 facility may be drawn upon by us in installments, the maximum amount of each of which is limited to $250,000. For each share of common stock purchased under the SEDA, Cornell Capital Partners, L.P. will pay 97% of the lowest volume weighted average price ("VWAP") of our shares during the five trading days following our draw-down notice to Cornell. The VWAP that will be used in the calculation will be that reported by Bloomberg, LLC, a third-party reporting service. In general, the VWAP represents the sum of the value of all the sales of the Company's common stock for a given day (the total shares sold in each trade times the sales price per share of the common stock for that trade), divided by the total number of shares sold on that day.

The Company is not obligated to draw down on the SEDA facility, but once the Company completes the registration of its common shares allocated to this facility and the Company satisfies normal conditions for this type of transaction, the Company has the right to require Cornell to purchase its common shares under the SEDA.

In connection with the SEDA, the Company issued to Cornell 9,500,000 shares of its common stock and paid a due diligence fee of $2,500. The Company is also committed to pay to Cornell an amount equal to 5% of each purchase of its common stock made by Cornell under the SEDA. The Company paid Yorkville Advisors Management, LLC, the investment manager for Cornell, a structuring fee of $10,000, and on each sale under the SEDA, the Company will pay an additional structuring fee of $500.00. Additionally, the Company issued 500,000 shares of common stock to Newbridge

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 6 - SUBSEQUENT EVENTS (continued)

Securities Corporation, the placement agent for the SEDA. The Company valued the common shares issued to Cornell and Newbridge at the fair market value on the dates of grant or $0.018 based on the quoted trading price and recorded deferred compensation of stock-based compensation expense of $180,000 which will be amortized over the term of the SEDA. The Company also granted Newbridge Securities Corporation piggy-back registration rights covering these shares.

During the term of the SEDA, the Company's officers and directors have agreed not to sell any of their shares of its common stock, except to the extent permitted under Rule 144. The number of shares of the Company's common stock issuable to Cornell under the SEDA is subject to a 9.99% cap on the beneficial ownership that Cornell and its affiliates may have at the time of each installment (beneficial ownership is to be calculated in accordance with Section 13(d) of the Exchange Act).

On April 1, 2005, the Company entered into a Securities Purchase Agreement with Highgate House Funds, Ltd., an accredited investor, for the issuance and sale of $1,000,000 of 7% secured convertible debentures in a private transaction exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) and Regulation D of that act. At the time of signing the Securities Purchase Agreement, the Company also issued Highgate House Fund, Ltd. three-year common stock purchase warrants to purchase 4,000,000 shares of its common stock. The net proceeds from the sale of the debentures will be used by us for general corporate and working capital purposes.

Under the Purchase Agreement, the Company has sold and issued a 7% secured debenture in the principal amount of $500,000 and the Company received $500,000 in proceeds less $62,500 in fees and expenses, as further described below. The Company will sell and issue the remaining $500,000 principal amount 7% secured convertible debenture, for a purchase price of $500,000, less $50,000 in fees as described below, two business days prior to our filing with the Securities and Exchange Commission of a registration statement covering the shares issuable upon conversion of the 7% secured convertible debentures and warrants.

Interest is payable on the secured convertible debentures, at maturity or conversion, at the rate of 7% per year, compounded monthly. The 7% secured debentures mature one year from the issuance date at which time the outstanding principal and accrued interest are due. The secured convertible debentures are convertible at the option of holder into shares of our common stock at an initial conversion price of $0.024 per share. The conversion price of the secured convertible debentures is subject to adjustment in the event the Company issues or sells shares of our common stock or securities exercisable or convertible into shares of our common stock at a price less than the then effective conversion price, other than in certain circumstances as described in the Securities Purchase Agreement. The conversion price and number of shares issuable upon the conversion of the 7% secured convertible debentures are also subject to adjustment in the event of stock splits, stock dividends or recapitalizations.

The Company has the right to redeem, within three business days' advance written notice, all or a portion of the outstanding secured convertible debentures at a redemption price of 120% of the amount redeemed, plus accrued interest. If the Company should default under the terms of the 7% secured convertible debentures, at the option of the holder the interest is payable in shares of the Company's common stock valued at the closing bid price on the date the interest payment is due or made.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 6 - SUBSEQUENT EVENTS (continued)

As collateral, the Company has granted the debenture holders a security interest in all of the Company's assets and property, and the Company has pledged 250,000,000 shares of its common stock. A certificate representing the pledged shares together with a stock power has been deposited in escrow with a third party. If the Company should default under the Securities Purchase Agreement, 7% convertible secured debentures or the related transactional documents, Highgate House Funds, Ltd. is entitled to voting, dividend and other rights over these pledged shares, and may take possession of and sell the pledged shares to satisfy the Company's obligations to the debenture holder. Upon the satisfaction or conversion of the secured convertible debentures, the pledged shares will be returned to the Company for cancellation and returned to our treasury. See Note 4.

The warrants granted to Highgate House Fund, Ltd. entitle it to purchase 4,000,000 shares of the Company's common stock for an exercise price of $0.001 per share. The exercise price of the warrants is subject to adjustment in the event the Company issues or sells shares of our common stock or securities exercisable or convertible into shares of our common stock at a price less than the then effective exercise price, except under certain circumstances as described in the warrant. The exercise price and number of shares issuable upon the exercise of the warrants are also subject to adjustment in the event of stock splits, stock dividends or recapitalizations.

Under the terms of the Securities Purchase Agreement, no conversion of the debentures or exercise of the warrants may occur if a conversion or exercise would result in Highgate House Funds, Ltd. and any of its affiliates beneficially owning more than 4.99% of the Company's outstanding common shares following such conversion or exercise. Highgate House Funds, Ltd. may waive this provision upon 65 days prior notice to the Company and this provision will not apply to the warrants during the last 60 days of the term of the warrants.

So long as the 7% secured convertible debentures are outstanding, without the debenture holder's consent, the Company cannot:

o issue or sell shares of the Company's common or preferred stock, or any warrant option or right to acquire shares of its common stock, without consideration or for a per share consideration less than the bid price for its shares on the date of issuance,
o   grant any party a security interest in its assets,
o file a registration statement on Form S-8 (except with respect to its existing stock compensation plan), o consummate any merger, reorganization, asset sale or similar business combination, or
o enter into any related party transaction that is not upon terms and conditions at least as favorable as it could obtain from unrelated parties.

The Company has agreed to file a registration statement with the Securities and Exchange Commission registering the shares of its common stock underlying the 7% secured convertible debentures and the warrants on or prior to May 31, 2005, and to use its best efforts to cause the registration statement to be declared effective by the SEC within 90 days from the date of filing. If the Company fails to meet either or both of these deadlines, or if the registration statement does not remain effective (except for certain specified periods), the Company is subject to the payment of liquidated damages equal to 2% of the liquidated value of the debentures, payable in cash or shares of its common stock at the option of the holder, for each 30 day period during which the deficiency is not cured.

The Company has agreed to pay Yorkville Advisors Management LLC, the investment advisor of Highgate House Funds, Ltd., a fee of $100,000, as well as an structuring fee of $10,000 and a due diligence fee of $2,500.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         This report on Form 10-QSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. The outcome of these risks and uncertainties are beyond the control of the Company and its management.

Overview

         We are a full-service provider of teleconferencing products and services to businesses and organizations. Effective February 23, 2004, we completed our acquisition of all of the issued and outstanding shares of Meeting Technologies, Inc., a Delaware corporation, from its sole stockholder, Michael Perry. Meeting Technologies, Inc. was a privately held provider of video conferencing equipment and related services. Our results of operations for the three months ended March 31, 2004 include the results of Meeting Technologies, Inc. from the date of acquisition of February 23, 2004. Pro forma results were not material.

         Our conferencing products and services enable our clients to cost-effectively conduct remote meetings by linking participants in geographically dispersed locations. Our primary focus is to provide high value-added conferencing products and services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, and other domestic and multinational companies. We generate revenue through the sale of conferencing services based upon usage, the sale and installation of video equipment and the sale of maintenance agreements. We recognize revenue on the sale of conferencing services upon the completion of the service. We recognize revenue for the sale of video equipment upon delivery and installation of the equipment, and revenue from periodic maintenance agreements is generally recognized over the period of the agreement.

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004

         Net sales for three months ended March 31, 2005 were $227,709 as compared to net sales of $144,402 for three months ended March 31, 2004, an increase of $83,307 or approximately 58%. This increase reflects of our increased marketing efforts and broadening of our customer base.

         Our cost of sales was approximately 74.8% of net sales for the three months ended March 31, 2005 as compared to approximately 28.2% for the comparable three month period in fiscal 2004. This decrease in our gross profit margin was primarily attributable to a general increase of costs in product acquisition and the sale of products with lower gross profit margins.

         Total operating expenses for three months ended March 31, 2005 were $551,223, an increase of $412,903, or approximately 298%, from total operating expenses in three months ended March 31, 2004 of $138,320. This increase is primarily attributable to:

         * an increase of $1,738, or approximately 195%, in depreciation and amortization resulting from the amortization of an intangible asset, a customer list, acquired in the acquisition of Meeting Technologies;

         * an increase of $18,868, or approximately 269%, in professional expense primarily associated with a Standby Equity Distribution Agreement and debenture entered into in April 2005 described later in this report;

         * an increase of $15,947, or approximately 757%, in rent expense reflecting our new lease for our principal offices which began in March 2004 and the addition of our Texas office in November 2004;

         * an increase of $60,235, or approximately 130%, in compensation expense which is primarily the result of hiring of additional sales staff during three months ended March 31, 2005 as well compensation paid to our CEO for the entire three months period versus one month in fiscal 2004 as a result of his hiring in February 2004,

         * an increase of $302,817, or 100%, in stock-based compensation, as a result of an increase in stock issuances to employees, officers and consultants during three months ended March 31, 2005. There were no comparable issuances in the three months ended March 31, 2004. Included in this amount is $44,500 which is attributable to the value of shares issued to Mr. Perry, our CEO, under the terms of his employment agreement; and

         * an increase of $13,298, or approximately 16%, in other selling, general and administrative expenses as a result of increased operating costs and increased in travel-related expenses.

         We reported a loss from operations of $493,925 for three months ended March 31, 2005 as compared to a loss from operations of $34,682 for three months ended March 31, 2004. Although there can be no assurances, we anticipate that during the fiscal year ending December 31, 2005 our ongoing marketing efforts will result an increase in our net sales from those reported in fiscal 2004. To support these increased sales we anticipate that our operating expenses will also increase during the fiscal year ending December 31, 2005 as compared to the fiscal 2004. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

         Total other expense increased $152,166, or approximately 8,568%, for three months ended March 31, 2005 as compared to three months ended March 31, 2004. Included in this net increase is:

         * $18,863 of other income for the three months ended March 31, 2005 which was attributable to the reduction of accounts payable over four years old that management has deemed forgiven;

         * an increase of $3,103, or approximately 175%, in interest expense for the three months ended March 31, 2005 as compared to three months ended March 31, 2004 which reflects an increase in our borrowings since the first quarter of fiscal 2004; and

         * an increase of $167,926 on the loss from sale of marketable securities which relates to the decline in the market value of the Langley Park ordinary shares as described below.

         We reported a net loss of $647,867 for the three months ended March 31, 2005 as compared to a net loss of $36,458 for the three months ended March 31, 2004. For three months ended March 31, 2005 we reported an other comprehensive gain of $169,919 which represents a decrease in unrealized loss on marketable securities resulting from the Langley Park transaction described below. We did not have a comparable loss for the three months ended March 31, 2004. As a result of the foregoing, our comprehensive loss for three months ended March 31, 2005 was $477,948 as compared to a comprehensive loss of $36,458 for the three months ended March 31, 2004.

Liquidity and Capital Resources

         Net cash flows used in operating activities for the three months ended March 31, 2005 was $13,022 as compared to $41,732 for the three months ended March 31, 2004. This change is primarily attributable to:

*  an increase in our net loss of $611,409,

* $302,817 of non-cash stock based compensation paid during the three months ended March 31, 2005, which includes $44,500 attributable to stock issued to our CEO under the terms of this employment agreement, $66,400 representing the value of shares issued to other employees as compensation, $146,850 representing the value of shares issued to third-party consultants as compensation for services, and $45,067 from the amortization of deferred compensation,

* an increase in other income of $18,863 which represents the write-off of accounts payable deemed forgiven,

* $167,926 of loss from sale of marketable securities representing the decline in the market price of the Langley Park ordinary shares,

* a decrease of $194,981 in accounts receivable,

* an increase of $19,320 in other assets which relates to assets acquired in the Meeting Technologies transaction,

* a decrease of $45,440 in accounts payable, and

* an increase of $42,854 in accrued expenses

         We reported net cash flows provided by investing activities of $31,834 for the three months ended March 31, 2005 as compared to net cash provided by investing activities of $391 for the three months ended March 31, 2004, an increase of $31,443. This increase is attributable to proceeds of $31,834 from the sale of Langley Park ordinary shares.

         Net cash flows used in financing activities was $15,379 for the three months ended March 31, 2005 as compared to net cash provided by financing activities of $14,688 for the three months ended March 31, 2004. This change from the three months ended March 31, 2004 to the three months ended March 31, 2005 is primarily attributable to an increase of $65,000 in proceeds from loans payable offset by repayments to Ms. Ralston, our acting CFO and principal shareholder, on loans payable of $93,000 and an increase of $2,067 in payments made on advances from shareholder of $7,379.

         We reported a net increase in cash for the three months ended March 31, 2005 of $3,433 as compared to a net decrease in cash of $26,653 for the three months ended March 31, 2004. At March 31, 2005 we had cash on hand of $10,478 and a working capital deficit of $1,123,582. During the three months ended March 31, 2005, we generated $31,834 in cash through the sale of ordinary shares of Langley Park which we received as consideration for the issuance of shares of our common stock as described below. At March 31, 2005, we had $16,761 of marketable securities; however, the value of those securities is subject to change and there are no assurances we will ever be able to generate cash proceeds in that amount upon their sale. We do not have any commitments for capital expenditures during fiscal 2005; however, we do have $314,600 principal amount of short-term debt which is due to unrelated third parties in fiscal 2005.

         Subsequent to March 31, 2005 we sold a $500,000 principal amount 7% secured debenture in the principal amount of $500,000 and we received $500,000 in proceeds less $62,500 in fees and expenses, as further described in Note 6 in the Notes to Consolidated Financial Statements appearing elsewhere in this report. We will sell an additional $500,000 principal amount 7% secured convertible debenture, for a purchase price of $500,000, less $50,000 in fees as described below, two business days prior to our filing with the Securities and Exchange Commission of a registration statement covering the shares issuable upon conversion of the 7% secured convertible debentures and warrants. We anticipate that the registration statement will be filed during the second quarter of fiscal 2005. On April 1, 2005, and as disclosed in Note 6 to the Notes to Consolidated Financial Statements appearing elsewhere in this report, we also entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. under which we can sell Cornell Capital Partners up to $10 million of our common stock providing certain conditions have been met.

Going Concern

         The report from of our independent registered public accounting firm on our audited financial statements at December 31, 2004 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. While a significant portion of our net loss for fiscal 2004 is non-cash, we do not presently generate sufficient revenue to fund our operations. The Company's limited financial resources have prevented it from aggressively advertising its product to achieve consumer recognition. In order to sustain our current operations and satisfy our current obligations, as well as to expand sales of our products and services we will require funds for working capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

         We believe that the proceeds from the debentures will provide sufficient working capital to us until such time as we are able to draw under the Standby Equity Distribution Agreement. Thereafter we believe that the Standby Equity Distribution Agreement will provide access to sufficient capital to provide funds for the repayment of the short-term debt and debentures and our general working capital needs.

         Our ability, however, to draw funds under the Standby Equity Distribution Agreement is contingent first upon a registration of the shares issuable to Cornell Capital Partners under the agreement. As described above, we intend to file the registration statement with the SEC during the second quarter of fiscal 2005; however, we cannot predict when or if the SEC will ever declare the registration statement effective. Assuming it is declared effective, there are restrictions on our ability to request advances under the Standby Equity Distribution Agreement. For example, we may not request advances if the shares to be issued in connection with such advances would result in Cornell Capital Partners, L.P. and its affiliates, which includes Highgate House Funds, Ltd., the holder of the debenture, owning more than 9.99% of our outstanding common stock. Even if we request advances the amount of each advance is limited to a maximum of $250,000 every seven trading days. As a result of these contractual limitations no assurances can be given that such financing will be available in sufficient amounts or at all when needed to sustain our working capital needs.

         If we are unable to rely on the Standby Equity Distribution Agreement to provide funds for repayment of debt and working capital we will need to raise additional capital from other sources. There are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt or additional dividend paying securities our future interest and dividend expenses will increase. If we are unable to secure additional working capital as needed, our ability to grow our sales, meet our operating and financing obligations as they become due and continue our business and operations could be in jeopardy.

Langley Park transaction

         In July 2004, we issued 47,500,000 shares of our common stock to Langley Park Investments PLC in exchange for 1,320,898 ordinary shares of Langley Park. Langley Park's ordinary shares are quoted on the London Stock Exchange and the shares we acquired in the transaction are freely saleable by us, subject to the escrow provisions described below. Langley Park has agreed not to sell or otherwise dispose of our shares of common stock it acquired for a period of two years from the date of the transaction. At the time of issuance, we recorded the cost of the investment at the market value of our shares of common stock exchanged which was approximately $2.4 million. The decrease in the carrying and the fair value of this investment of approximately $1.1 million as of March 31, 2005 has been included as accumulated other comprehensive loss in stockholders' equity in our financial statements appearing elsewhere in this quarterly report. During the three months ended March 31, 2005, we generated proceeds of $31,834 through the sale of a portion of the Langley Park ordinary shares we received in this transaction. We entered into this transaction in order to provide capital to finance our operations and meet our working capital requirements.

            At March 31, 2005, we owned 720,226 ordinary shares of Langley Park. We have placed 660,449 of these shares in an escrow account as a downside price protection for Langley Park. The value of these shares at March 31, 2005 was $176,340 and is reflected on our balance sheet as restricted investment in marketable securities. These shares will remain in an escrow account for up to two years, subject to early termination upon the consent of the parties. If the market value of our common stock on the two year anniversary is less than $0.0505 per share, we will sell to Langley Park a number of Langley Park ordinary shares held in escrow which are equal to (a) the number of ordinary shares of Langley Park we received as consideration for our shares of common stock multiplied by (b) the Percentage Decrease (as hereinafter defined), at a purchase price of 1p per Langley Park ordinary share. The "Percentage Decrease" is equal to 1 - Market Value/the Closing Price. "Market Value" shall be the average of the 10 closing bid prices per share of the common stock during the 10 trading days immediately preceding the two year anniversary.

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

Revenue Recognition - We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

         Revenue is recognized upon completion of conferencing services. We generally do not charge up-front fees and bill our customers based on usage.

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

Recent Accounting Pronouncements

     In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. We are in process of evaluating the impact of this pronouncement on our financial position.

         In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. We believe that the adoption of this standard will have no material impact on our financial statements.

ITEM 3.  CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Acting Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date as of the end of the period covered by this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         The Company's subsidiary, Ralston Communications, Inc. is a party to a law suit styled Sony Electronics, Inc. v Ralston Communications, Inc., case number 502003CA004999947XXCDAE, pending in the 15th Circuit Court of Palm Beach County, Florida, which was initially filed in May 2003. The plaintiff is seeking non-payment of an account of approximately $60,000 and an alleged breach of contract. Ralston Communications has filed a counterclaim alleging breach of contract by Sony. A hearing on our motion seeking dismissal as a result of improper venue has been scheduled for June 9, 2005. The Company is unable to predict at this time the outcome of this matter.

         Three judgments have been entered against Ralston Communications arising out of contractual non-payment in the ordinary course of business. These judgments total approximately $128,000 in the aggregate. Interest on the judgments continues to accrue and the Company has included the amount of the judgments and accrued interest as a payable on its financial statements which appear elsewhere in this report.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

         Following are issuances of securities by us which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). No general solicitation or advertising was used in connection with any transaction, and the certificate evidencing the securities that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. Unless specifically set forth below, the underwriter participated in the transaction and no commissions were paid in connection with the transactions.

         During the three months ended March 31, 2005 we issued Michael Perry, our CEO, an aggregate of 1,250,000 shares of our common stock valued at $44,500 in connection with his employment agreement. The recipient was an accredited investor. These issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

         In January 2005 we issued an aggregate of 600,000 shares of our common stock valued at $26,400 to two employees as compensation for services rendered to us. One of the employees is an accredited investor and the other employee is a sophisticated investor who had such knowledge and experience in financial, investment and business matters that he was capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company. The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

         In January 2005 we issued an aggregate of 2,625,000 shares of our common stock valued at $104,850 to three consultants as compensation for services rendered to our company. Two recipients were accredited investors and the third was a sophisticated investor who had such knowledge and experience in financial, investment and business matters that he was capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company. The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

         In March 2005 we issued 2,100,000 shares of our common stock valued at $42,000 to two consultants as compensation for consulting services rendered to us. The recipients were sophisticated investors who had such knowledge and experience in financial, investment and business matters that they was capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company. The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

         In March 2005, we issued 2,000,000 shares of our common stock valued at $40,000 to an employee as compensation for services to us. The recipient was a sophisticated investor who had such knowledge and experience in financial, investment and business matters that he was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

         In April 2005 in connection with entering into the Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. we issued that company 9,500,000 shares of our common stock valued at $171,000. We also issued 500,000 shares of our common stock valued at $9,000 to Newbridge Securities Corporation as compensation for placement agent services in that transaction. The investors were provided access to business and financial information concerning our company. Both recipients were accredited investors and each investor was a sophisticated investor who had such knowledge and experience in financial, investment and business matters that he was capable of evaluating the merits and risks of the prospective investment in our securities. The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

         On April 1, 2005, the Company entered into a Securities Purchase Agreement with Highgate House Funds, Ltd., an accredited investor, for the issuance and sale of up to $1,000,000 of 7% secured convertible debentures in a private transaction exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) and Regulation D of that act. On April 1, 2005 the Company issued Highgate House Funds, Ltd. a $500,000 principal amount 7% secured convertible debenture due April 1, 2006. The Company will issue Highgate House Funds, Ltd. a second $500,000 principal amount 7% secured convertible debenture two days before it files a registration statement with the SEC covering the shares issuable upon the conversion of the debenture which it presently anticipates will be filed in May 2005. The investor was provided access to business and financial information concerning our company. At the time of signing the Securities Purchase Agreement, the Company also issued Highgate House Funds, Ltd. three-year common stock purchase warrants to purchase 4,000,000 shares of its common stock.

Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submissions of Matters to a Vote of Security Holders

         On March 15, 2005 the Company's Board of Directors and the holders of a majority of its issued and outstanding voting securities approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of common stock from 300,000,000 shares to 750,000,000 shares. On March 18, 2005 the Company filed a Certificate of Amendment with the Secretary of State of Nevada effectuating this increase in authorized shares of common stock.

         On May 11, 2005 the Company's Board of Directors and the holders of a majority of its issued and outstanding voting securities approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of common stock from 750,000,000 shares to 1,250,000,000 shares in order to provide sufficient authorized shares in future periods which the Company may issue in capital raising transactions, including under the Standby Equity Distribution Agreement with Cornell Capital Partners, L.P., acquisitions or business combinations, or for other valid corporate purposes. The Company anticipates that it will file a Certificate of Amendment with the Secretary of State of Nevada effectuating this increase prior to May 31, 2005.

Item 5.  Other Events

         None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.
31.1  Rule 13a - 14(a)/15d-14(a) Certification of the Chief Executive Officer *
31.2  Rule 13a - 14(a)/15d-14(a) Certification of the Chief Financial Officer *
32.1  Certification of Chief Executive Officer Certification under Section 906 *
32.2 Certification of Principal Financial and Accounting Officer Certification under Section 906 *

      * Filed herein

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the small business issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                     DirectView, Inc.

                                                     By: /s/Michael Perry
May 16, 2005                                         Michael  Perry
                                                    Chief Executive Officer