Form 10QSB
period 2005-06-30
DIRECTVIEW INC
filed 2005-08-17
CIK 884380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the quarter ended June 30, 2005

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

              For the transition period from ________ to __________


                        Commission File Number: 001-11115

                                DIRECTVIEW, INC.
          (Exact name of small business issuer as specified in charter)



         NEVADA                                         04-3053538
     ----------------                                  ------------
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


Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 10, 2005, there were 288,560,090 shares of the small business issuer's common stock outstanding.

References in this report to "DirectView", "we", "us" and "our" are to DirectView, Inc. a Nevada corporation, and our subsidiaries Ralston Communications, Inc., a Florida corporation and Meeting Technologies, Inc., a Delaware corporation. The information which appears on our we site at www.directviewinc.com is not part of this quarterly report.

            CAUTIONARY STATEMENT REGARDING FOWARD LOOKING INFORMATION

         This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "project," "contemplate," "would," "should," "could," or "may." With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

                                DIRECTVIEW, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2005

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet (Unaudited)
                  As of June 30, 2005......................................... 3
         Consolidated Statements of Operations (Unaudited)
                  For the Three and Six Months Ended June 30, 2005 and 2004 ..4 Consolidated Statements of Cash Flows (Unaudited)
                  For the Six  Months Ended June 30, 2005 and 2004.............5

         Notes to Consolidated Financial Statements.........................6-14

         Item 2 - Management's Discussion and Analysis or Plan of
                     Operation ............................................15-21

         Item 3 - Controls and Procedures.....................................22

PART II - OTHER INFORMATION

         Item 5 - Other Information...........................................22

         Item 6 - Exhibits....................................................22

         Signatures...........................................................23

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
    Cash                                                                                                    $ 279,344
    Marketable Securities, at market                                                                           12,946
    Accounts Receivable (Net of Allowance for Doubtful Accounts of $87,000)                                    69,606
    Other Current Assets                                                                                        5,674
                                                                                                    ------------------

        Total Current Assets                                                                                  367,570

PROPERTY AND EQUIPMENT - Net                                                                                    2,331
DEFERRED OFFERING COSTS                                                                                       180,000
INTANGIBLES ASSET (Net of Accumulated Amortization of $13,654)                                                 17,067
OTHER ASSETS                                                                                                   10,301
                                                                                                    ------------------

        Total Assets                                                                                        $ 577,269
                                                                                                    ==================


                             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Loans Payable                                                                                           $ 229,600
    Convertible Debentures Payable, net                                                                       841,786
    Accounts Payable                                                                                          457,300
    Accrued Expenses                                                                                           47,060
    Deferred Revenue                                                                                           23,569
    Due to Shareholder                                                                                        304,924
                                                                                                    ------------------

        Total Current Liabilities                                                                           1,904,239

LONG-TERM LIABILITIES:
    Deferred Revenue                                                                                           10,990
                                                                                                    ------------------

        Total Liabilities                                                                                   1,915,229
                                                                                                    ------------------

STOCKHOLDERS' DEFICIT:
    Preferred Stock ($0.0001 Par Value; 4,900,000 Shares Authorized;  No
        Shares Issued and Outstanding)                                                                              -
    Series 1 Voting Preferred Stock ($.0001 Par Value; 100,000 shares authorized ;
        100,000 Shares Issued and Outstanding; Liquidation Preference $1,000)                                      10
    Common Stock ($0.0001 Par Value; 2,500,000,000 Shares Authorized;
        288,560,090 Shares Issued and Outstanding)                                                             28,856
    Additional Paid-in Capital                                                                              9,246,709
    Accumulated Deficit                                                                                    (9,318,550)
    Accumulated Other Comprehensive Loss                                                                   (1,151,948)
    Restricted Investment in Marketable Securities                                                           (143,037)
                                                                                                    ------------------

        Total Stockholders' Deficit                                                                        (1,337,960)
                                                                                                    ------------------

        Total Liabilities and Stockholders' Deficit                                                         $ 577,269
                                                                                                    ==================

     See accompanying notes to unaudited consolidated financial statements.
                                       -3-

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                       For the Three Months Ended                 For the Six Months Ended
                                                             June 30,                                     June 30,
                                                  --------------------------------------------------------------------------------
                                                             2005               2004                 2005                 2004
                                                  ------------------------- ----------------- -----------------   ------------------
                                                           (Unaudited)        (Unaudited)        (Unaudited)         (Unaudited)

NET SALES                                                   $ 95,222          $ 247,787            $ 322,931            $ 392,189

COST OF SALES                                                 92,651             71,828              263,062              112,592
                                                  ------------------------- ----------------- -----------------   ------------------

GROSS PROFIT                                                   2,571            175,959               59,869              279,597
                                                  ------------------------- ----------------- -----------------   ------------------

OPERATING EXPENSES:
    Depreciation and Amortization                              2,699              2,620                5,329                3,512
    Professional Fees                                         26,988             22,680               52,876               29,700
    Rent                                                      20,104             13,333               38,158               15,440
    Compensation                                             199,274             43,630              305,670               89,791
    Stock-Based Compensation                                       -                  -              110,900                    -
    Stock-Based Consulting                                    30,042             36,897              221,959               36,897
    Other Selling, General and Administrative                200,006             77,883              295,444              160,023
                                                  ------------------------- ----------------- -----------------   ------------------

        Total Operating Expenses                             479,113            197,043            1,030,336              335,363
                                                  ------------------------- ----------------- -----------------   ------------------

LOSS FROM OPERATIONS                                        (476,542)           (21,084)            (970,467)             (55,766)
                                                  ------------------------- ----------------- -----------------   ------------------

OTHER INCOME (EXPENSES):
     Other income                                                  -                  -               18,863                    -
     Loss from Sale of Marketable Securities                       -                  -             (167,926)                   -
     Interest  Income                                            276                  -                  276                    -
     Interest Expense                                        (44,042)            (1,929)             (48,921)              (3,705)
                                                  ------------------------- ----------------- -----------------   ------------------

        Total Other Income (Expenses)                        (43,766)            (1,929)            (197,708)              (3,705)
                                                  ------------------------- ----------------- -----------------   ------------------

NET LOSS                                                    (520,308)           (23,013)          (1,168,175)             (59,471)

OTHER COMPREHENSIVE GAIN:
   Unrealized Gain on Marketable Securities                   (3,815)                 -              166,104                    -
                                                  ------------------------- ----------------- -----------------   ------------------

COMPREHENSIVE LOSS                                        $ (524,123)         $ (23,013)        $ (1,002,071)           $ (59,471)
                                                  ========================= ================== ================== ==================

NET LOSS PER COMMON
  SHARE - Basic and Diluted                                  $ (0.00)           $ (0.00)             $ (0.00)             $ (0.00)
                                                  ========================= ================== ================== ==================

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - Basic and Diluted                      288,474,376        212,840,888          281,564,388          212,202,253
                                                  ========================= ================== ================== ==================



     See accompanying notes to unaudited consolidated financial statements.
                                       -4-

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       For the Six Months Ended
                                                                             June 30,
                                                                   -----------------------------
                                                                         2005           2004
                                                                     -------------  --------------
                                                                     (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                         $ (1,168,175)      $ (59,471)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:
           Depreciation and amortization                                    5,329           3,512
           Stock-based compensation                                       332,859          36,897
           Other income                                                   (18,863)              -
           Amortization of discount on loan payables                       41,627               -
           Loss from sale of marketable securities                        167,926               -

           (Increase) Decrease in:
             Accounts receivable                                          159,398        (210,788)
             Other current assets                                          (4,204)              -
             Other assets                                                       -          (8,801)

           Increase (Decrease) in:
              Accounts payable                                              2,739         145,259
              Accrued expenses                                            (19,160)         (4,724)
              Deferred revenue                                             (2,900)              -
                                                                     -------------  --------------

Net Cash Flows Used in Operating Activities                              (503,424)        (98,116)
                                                                     -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                    (1,000)           (670)
     Proceeds from sale of marketable securities                           31,834               -
     Cash from acquisition                                                      -             391
                                                                     -------------  --------------

Net Cash Flows Provided by (Used in) Investing Activities                  30,834            (279)
                                                                     -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                    -          60,000
     Proceeds from loans payable                                          875,000          45,000
     Payments on loans payable                                            (93,000)              -
     Payments on advances from shareholder                                (37,111)        (17,681)
                                                                     -------------  --------------

Net Cash Flows Provided by Financing Activities                           744,889          87,319
                                                                     -------------  --------------

Net Increase (Decrease) in Cash                                           272,299         (11,076)

Cash - Beginning of Period                                                  7,045          38,828
                                                                     -------------  --------------
Cash - End of Period                                                    $ 279,344        $ 27,752
                                                                     =============  ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                                             $ 3,233        $     -
                                                                     =============  ==============
     Income Taxes                                                         $     -        $      -
                                                                     =============  ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for debt                                             $      -        $ 39,340
                                                                     =============  ==============

Common stock issued for deferred debt issuance costs                    $ 180,000        $     -
                                                                     =============  ==============

Grant of stock warrants in connection with loan payable                  $ 74,831        $     -
                                                                     =============  ==============

Acquisition details:
     Fair value of assets acquired                                       $      -        $ 32,461
                                                                     =============  ==============
       Liabilities assumed                                               $      -        $ 38,181
                                                                     =============  ==============
       Common stock issued for acquisitions                              $      -        $ 25,000
                                                                     =============  ==============
       Customer list                                                     $      -        $ 30,720
                                                                     =============  ==============



     See accompanying notes to unaudited consolidated financial statements.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------------------------------

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and notes thereto contained in the Report on Form 10-KSB of DirectView, Inc. ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

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

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005



NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Marketable equity securities

At June 30, 2005, the Company holds 723,226 shares of a United Kingdom Corporation (the "Investee") pursuant to a stock-exchange agreement whereby the Company originally issued 47,500,000 of its shares of common stock in exchange for 1,218,225 shares of Investee's stock (net of 105,672 shares paid to the placement agent as a fee). At the time of issuance, the Company recorded the cost of the investment at the market value of the shares exchanged of $2,398,751. At June 30, 2005, the Company holds 660,449 shares of the Investee in an escrow account which may not be released without the Investee's permission until 2006. Until these shares are released from escrow, the Company accounts for the value attributable to such shares as restricted investment in marketable securities and is included in the stockholders' equity section of the balance sheet. The remaining Investee shares (59,777 shares) are stated at market value based on the most recently traded price of these securities at June 30, 2005 as a current asset. These Investee shares are classified as available for sale at June 30, 2005. Accumulated unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive loss in Shareholders' Deficit. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

The decrease in the carrying and the fair value of this investment of $1,151,948 as of June 30, 2005 has been recorded as accumulated other comprehensive loss in stockholders' deficit.

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

Loss per common share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2005, there were warrants to purchase 4,000,000 shares of common stock, which could potentially dilute future earnings per share.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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

NOTE 2 - LOANS PAYABLE

As of June 30, 2005, the Company has loans with various entities and an individual. The loans bear interest at 3.50% per annum and are payable on December 31, 2005. During the period of any default under the terms of the notes, the interest rate on the entire outstanding debt shall be at the rate of 12% per annum. At June 30, 2005, loans payable to these entities or individual amounted to $229,600. As of June 30, 2005, accrued interest payable on the loans amounted to $14,853 and is included in accrued expenses on the accompanying balance sheet.

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

In December 2004, the Company borrowed $7,500 from an individual. The loan was repaid during the six months ended June 30, 2005.

The scheduled maturities of loans payable are as follows:

                           2005         $       229,600
                                          ==============

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE

On April 1, 2005, the Company entered into a Securities Purchase Agreement with Highgate House Funds, Ltd., an accredited investor, for the issuance and sale of $1,000,000 of 7% secured convertible debentures in a private transaction exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) and Regulation D of that act. On April 1, 2005, the Company issued Highgate House Funds, Ltd. a $500,000 principal amount 7% secured convertible debenture due April 1, 2006, and in May 2005, the Company issued Highgate House Funds, Ltd. a second $500,000 principal amount 7% secured convertible debenture due May 31, 2006. Other than the different due dates, all other terms and conditions of the debentures are identical. At the time of signing the Securities Purchase Agreement, the Company also issued Highgate House Funds, Ltd. three-year common stock purchase warrants to purchase 4,000,000 shares of the Company's common stock. The net proceeds from the sale of the debentures will be used by the Company for general corporate and working capital purposes.

Interest is payable on the secured convertible debentures, at maturity or conversion, at the rate of 7% per year, compounded monthly. The 7% secured debentures mature one year from the issuance date at which time the outstanding principal and accrued interest are due. The secured convertible debentures are convertible at the option of holder into shares of the Company's common stock at an initial conversion price of $0.024 per share. The conversion price of the secured convertible debentures is subject to adjustment in the event the Company issues or sells shares of its common stock or securities exercisable or convertible into shares of its common stock at a price less than the then effective conversion price, other than in certain circumstances as described in the Securities Purchase Agreement. The conversion price and number of shares issuable upon the conversion of the 7% secured convertible debentures are also subject to adjustment in the event of stock splits, stock dividends or recapitalizations. Since the conversion price was greater than the fair market value of the Company's common stock on the date of the respective debenture, no beneficial conversion expense was recognized.

The Company has the right to redeem, with three business days advance written notice, all or a portion of the outstanding secured convertible debentures at a redemption price of 120% of the amount redeemed, plus accrued interest. If the Company should default under the terms of the 7% secured convertible debentures, at the option of the holder the interest is payable in shares of our common stock valued at the closing bid price on the date the interest payment is due or made.

In order to secure its obligations under the secured convertible debenture and related documents, the Company has granted the debenture holders a security interest in all of its assets and property, and the Company has pledged 250,000,000 shares of its common stock. A certificate representing the pledged shares together with a stock power has been deposited in escrow with a third party. If the Company should default under the Securities Purchase Agreement, 7% convertible secured debentures or the related transactional documents, Highgate House Funds, Ltd. is entitled to voting, dividend and other rights over these pledged shares, and may take possession of and sell the pledged shares to satisfy our obligations to the debenture holder. A foreclosure by Highgate House Funds, Ltd. of the pledged shares could result in a change of control of the Company. Upon the satisfaction or conversion of the secured convertible debentures, the pledged shares will be returned to the Company for cancellation and return to its treasury.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE (continued)

The warrants the Company granted to Highgate House Funds, Ltd. entitle it to purchase 4,000,000 shares of the Company's common stock at an exercise price of $0.001 per share. The exercise price of the warrants is subject to adjustment in the event the Company issues or sells shares of its common stock or securities exercisable or convertible into shares of its common stock at a price less than the then effective exercise price, except under certain circumstances as described in the warrant. The exercise price and number of shares issuable upon the exercise of the warrants are also subject to adjustment in the event of stock splits, stock dividends or recapitalizations. These warrants were treated as a discount on the convertible debenture and on April 1, 2005 were valued at $74,841 under SFAS No.123 using the Black-Scholes option-pricing model to be amortized over the debenture term. Additionally, the Company paid Yorkville Advisors Management LLC, the investment advisor of Highgate House Funds, Ltd., a fee of $100,000, as well as an structuring fee of $10,000 and a due diligence fee and other fees of $15,000. These fees were treated as a discount on the convertible debenture and beginning on April 1, 2005 are being amortized over the debenture term. Amortization expense for the six months ended June 30, 2005 was $41,627 and is included in interest expense.


Under the terms of the Securities Purchase Agreement, secured convertible debentures and warrants, no conversion of the debentures or exercise of the warrants may occur if a conversion or exercise would result in Highgate House Funds, Ltd. and any of its affiliates beneficially owning more than 4.99% of the Company's outstanding common shares following such conversion or exercise. Highgate House Funds, Ltd. may waive this provision upon 65 days prior notice to the Company and this provision will not apply to the warrants during the last 60 days of the term of the warrants.

So long as the 7% secured convertible debentures are outstanding, without the debenture holder's consent, the Company cannot:

   * issue or sell shares of our common or preferred stock, or any warrant option or right to acquire shares of our common stock, without consideration or for a per share consideration less than the bid price for our shares on the date of issuance,

    * file a registration statement on Form S-8 except to register up to 20,000,000 shares of our common stock to be issued under a stock incentive plan to our non-executive employees, provided that such shares are not issued without consideration or for a consideration less than the closing bid price of our common stock on the day of issuance and that the registration statement is not filed prior to 90 days after the date of the prospectus contained in the Company's registration statement which is presently pending with the Securities and Exchange Commission.,

   * enter into any transaction with officers, directors, 5% or greater stockholders or their affiliates except for customary employment arrangements, an investment in an affiliate of our company, a transaction which is upon terms we might receive in an arms-length transaction with a non-affiliates, or any transaction which is approved by our disinterested directors.

The Company has agreed to file a registration statement with the Securities and Exchange Commission registering the shares of its common stock underlying the 7% secured convertible debentures and the warrants on or prior to May 31, 2005, and to use its best efforts to cause the registration statement to be declared effective by the SEC within 90 days from the date of filing. The filing of the registration statement prior to May 31, 2005 satisfied this obligation as to the filing of a registration statement. If the Company fails to meet either or both of these deadlines, or if the registration statement does not remain effective (except for certain specified periods), the Company is subject to the payment of liquidated damages equal to 2% of the liquidated value of the debentures, payable in cash or shares of our common stock at the option of the holder, for each 30 day period during which the deficiency is not cured.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE (continued)

The convertible debenture liability is as follows at June 30, 2005:


Convertible debentures payable                                $     1,000,000
Less: unamortized discount on debentures                             (158,214)
                                                              ---------------

Convertible debentures, net                                   $       841,786
                                                              ===============

NOTE 4 - STANDBY EQUITY DISTRIBUTION AGREEMENT

On April 1, 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Under the Standby Equity Distribution Agreement ("SEDA"), the Company can require Cornell Capital Partners, L.P., an affiliate of Highgate House Funds, Ltd. (see Note 3), to purchase up to $10,000,000 of its common stock over a two-year period following May 31, 2005. The SEDA establishes what is sometimes termed an equity line of credit or an equity draw-down facility. The $10,000,000 facility may be drawn-down upon by the Company in installments, the maximum amount of each of which is limited to $250,000. For each share of common stock purchased under the SEDA, Cornell Capital Partners, L.P. will pay 97% of the lowest volume weighted average price ("VWAP") of the Company's shares during the five trading days following the Company's draw-down notice to Cornell Capital Partners, L.P. The VWAP that will be used in the calculation will be that reported by Bloomberg, LLC, a third-party reporting service. In general, the VWAP represents the sum of the value of all the sales of the Company's common stock for a given day (the total shares sold in each trade times the sales price per share of the common stock for that trade), divided by the total number of shares sold on that day.

The Company is not obligated to draw down on the SEDA facility, but subsequent to the registration of the Company's common stock to be issued under the SEDA, and upon the satisfaction by the Company of normal conditions for this type of transaction, the Company has the right to require Cornell Capital Partners, L.P. to purchase its common shares under the SEDA, subject to the beneficial ownership limitations described elsewhere in this note. The registration statement for the shares issuable under the SEDA remains pending with the SEC. The Company cannot predict when, if ever, that such registration statement will be declared effective.

In connection with the SEDA, the Company issued to Cornell Capital Partners, L.P. 9,500,000 shares of its common stock and paid a due diligence fee of $2,500. The Company is also committed to pay to Cornell Capital Partners, L.P. an amount equal to 5% of each purchase of its common stock made by Cornell Capital Partners, L.P. under the SEDA. This additional fee has the effect of a lower purchase price paid by Cornell Capital Partners, L.P. for the Company's stock. The Company also paid Yorkville Advisors Management, LLC, the investment manager for Cornell Capital Partners, L.P., a structuring fee of $10,000, and on each sale under the SEDA, the Company will pay an additional structuring fee of $500. Newbridge Securities Corporation acted as placement agent for the SEDA, and the Company paid that firm a fee of 500,000 shares of its common stock as compensation. The Company valued the common shares issued to Cornell and Newbridge at the fair market value on the dates of grant or $0.018 per share or $180,000 based on the quoted trading price for the stock. The commitment fee was deemed to be a deferred debt offering cost and is being amortized as a financing expense over the effective period of 24 months. As of June 30, 2005, the Company's registration was not yet declared effective and the Company did not begin amortizing the commitment fee.

During the term of the SEDA, the Company's officers and directors have agreed not to sell any of their shares of the Company's common stock, except to the extent permitted under Rule 144. The number of shares of the Company's common stock issuable to Cornell Capital Partners, L.P. under the Standby Equity Distribution Agreement is subject to a 9.9% cap on the beneficial ownership that Cornell Capital Partners, L.P. and its affiliates may have at the time of each installment (beneficial ownership is to be calculated in accordance with Section 13(d) of the Exchange Act). The shares owned by Highgate House Funds, Ltd., which is an affiliate of Cornell Capital Partners, L.P., will be included in the calculation of this 9.9% beneficial ownership limitation.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 4 - STANDBY EQUITY DISTRIBUTION AGREEMENT (continued)

During the two years in which the Company can access the SEDA, without Cornell Capital Partners, L.P.'s consent , the Company cannot:

    o issue or sell shares of its common or preferred stock, or any warrant option or right to acquire shares of its common stock, without consideration or for a per share consideration less than the bid price for our shares on the date of issuance, or
    o file a registration statement on Form S-8 except to register up to 20,000,000 shares of its common stock to be issued under a stock incentive plan to our non-executive employees, provided that such shares are not issued without consideration or for a consideration less than the closing bid price of its common stock on the day of issuance and that the registration statement is not filed prior to 90 days after May 31, 2005.

NOTE 5 - LOAN PAYABLE - RELATED PARTY

As of June 30, 2005, the Company has outstanding loans payable due to an officer/director/principal stockholder of the Company of $304,924. This amount is non-interest bearing and is due upon demand.

NOTE 6 -  STOCKHOLDERS' DEFICIT

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

For the six months ended June 30, 2005, the Company recorded stock-based compensation of $75,109 from the amortization of deferred compensation.

In March 2005, the Company increased its authorized common shares from 300,000,000 to 750,000,000.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 6 -  STOCKHOLDERS' DEFICIT (continued)

On April 1, 2005, as collateral, the Company issued 250,000,000 shares of its common stock in anticipation of the April 2005 execution of the Securities Purchase Agreement described in Note 3 hereof. In April 2005, a certificate representing the 250,000,000 shares together with a stock power were deposited in escrow with a third party. If the Company should default under the Securities Purchase Agreement, 7% convertible secured debentures or the related transactional documents that were signed on April 1, 2005 (See Note 3), Highgate House Funds, Ltd. is entitled to voting, dividend and other rights over these pledged shares, and may take possession of and sell the pledged shares to satisfy the Company's obligations to the debenture holder. Until the occurrence of an event of default on the underlying obligation, these shares are not considered outstanding, do not carry voting rights, are not entitled to dividends and are not included for the purposes of earnings per share calculations. Upon the satisfaction or conversion of the secured convertible debentures, the pledged shares will be returned to the Company for cancellation and returned to our treasury.

In connection with the SEDA, the Company issued to Cornell Capital Partners, L.P. 9,500,000 shares of its common stock. Additionally, the Company issued to Newbridge Securities Corporation, the placement agent for the SEDA, 500,000 shares of its common stock as compensation. The Company valued the common shares issued to Cornell and Newbridge at the fair market value on the dates of grant or $0.018 per share or $180,000 based on the quoted trading price. The commitment fee was deemed to be a deferred debt offering cost and is being amortized as a financing expense over the effective period of 24 months. Since as of June 30, 2005, the Company's registration was not yet declared effective, the Company did not begin amortizing the commitment fee.

In April 2005, the Company cancelled 100,000 shares of common stock previously issued as payment for equipment that was not received.

In May 2005 the Company's Board of Directors and the holders of a majority of its issued and outstanding voting securities approved an increase in the number of authorized shares of common stock from 750,000,000 shares to 1,250,000,000 shares. On May 16, 2005 the Company filed an amendment to its Articles of Incorporation with the Secretary of State of Nevada.

Common Stock Warrants

In connection with the Securities Purchase Agreement, the Company also issued Highgate House Funds, Ltd. three-year common stock purchase warrants to purchase 4,000,000 shares of the Company's common stock at an exercise price of $0.001 per share (see note 3).

Stock warrant activity for the six months ended June 30, 2005 is summarized as follows:

                                    Number of             Weighted average
                                     shares               exercise price
                                    -----------              ----------------
 Outstanding at December 31, 2004           -                $         -
     Granted                        4,000,000                       .001
     Exercised                              -                          -
                                    -----------              -----------------

 Outstanding at June 30, 2005       4,000,000                $     0.001
                                    ===========              =================

The following table summarizes the Company's stock warrants outstanding at June 30, 2005:

                               Options outstanding and exercisable
                       --------------------------------------------------
                                            Weighted      Weighted
                                            average      average
          Range of                          remaining     exercise
       exercise price           Number         life         price
      ----------------        -----------    ---------     --------
        $    0.001              4,000,000        3.00        0.001

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005



NOTE 7 - GOING CONCERN CONSIDERATIONS

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $9,318,550 and a working capital deficit of $1,536,669 at June 30, 2005, net losses in six months ended June 30, 2005 of $1,168,175 and cash used in operations during the six months ended June 30, 2005 of $503,424. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. In order to raise funds, on April 1, 2005, the Company entered into a Standby Equity Distribution Agreement and a Securities Purchase Agreement for the issuance and sale of $1,000,000 of 7% secured convertible debentures (See Note 3 and 4). Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate increased revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

NOTE 8 - SUBSEQUENT EVENTS

In August 2005, the Company's Board of Directors and the holders of a majority of its issued and outstanding voting securities approved an increase in the number of authorized shares of common stock from 1,250,000,000 shares to 2,500,000,000 shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

         We are a full-service provider of teleconferencing products and services to businesses and organizations. Effective February 23, 2004, we completed our acquisition of all of the issued and outstanding shares of Meeting Technologies, Inc., a Delaware corporation, from its sole stockholder, Michael Perry. Meeting Technologies, Inc. was a privately held provider of video conferencing equipment and related services. Our results of operations for the six months ended June 30, 2004 include the results of Meeting Technologies, Inc. from the date of acquisition of February 23, 2004. Pro forma results were not material.

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

Results of Operations

Six months ended June 30, 2005 compared to six months ended June 30, 2004

         Net sales for six months ended June 30, 2005 were $322,931 as compared to net sales of $ 392,189 for six months ended June 30, 2004, a decrease of $69,258 or approximately 17.7%. For the six months ended June 30, 2005, sales of teleconferencing equipment and accessories accounted for approximately 88% of our revenues as compared to 89% for the six months ended June 30, 2004. Although we had an average of five sales persons during the six months ended June 30, 2005 as compared to 2.5 sales persons during the six months ended June 30, 2004, our sales decreased. This decrease was attributable to the fact that during the 2004 period, we recorded revenues from sale of products to three major customers that accounted for approximately $170,000 or 46% of our revenues for the period and we did not have comparable product sales during the six months ended June 30, 2005. Additionally, during the six months ended June 30, 2005 we experienced increased competition from competitors that sell similar products. In an effort to increase our sales in future periods we are currently hiring additional inside sales staff to initiate a telemarketing campaign. These staff members will be compensated primarily with commissions. We will generate leads for these individuals by purchasing telemarketing lead lists. We are also working on promoting our new website will be begin an email campaign. We are currently analyzing the costs and expected benefits of these projects.

         Our cost of sales was approximately 81.5% of net sales for the six months ended June 30, 2005 as compared to approximately 28.7 % for the comparable six month period in fiscal 2004. This decrease in our gross profit margin was primarily attributable to a general increase of costs in product acquisition and the sale of products with lower gross profit margins. Additionally, in order to generate sales, we lowered our prices, therefore increasing costs of sales. We believe that the price reductions may be temporary, however we can not provide any assurance that our gross margins will increase. We are reviewing our pricing structure and will concentrate on higher gross margin product. We are focusing on product sales with higher margin and are revamping our sales staff and expect our sales to increase during the balance of fiscal 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Total operating expenses for six months ended June 30, 2005 were $1,030,336, an increase of $694,973, or approximately 207.2%, from total operating expenses in six months ended June 30, 2004 of $335,363. This increase is primarily attributable to:

         * an increase of $1,817, or approximately 51.7%, in depreciation and amortization resulting from the amortization of an intangible asset, a customer list, acquired in the acquisition of Meeting Technologies;

         * an increase of $23,176, or approximately 78%, in professional expense primarily associated with a Standby Equity Distribution Agreement and debenture entered into in April 2005 described later in this discussion as well as fees associated the filing of our registration statement on Form SB-2;

         * an increase of $22,718, or approximately 147%, in rent expense reflecting our new lease for our principal offices which began in March 2004 and the addition of our Texas office in November 2004. In June 2005, we consolidated all of our operations into our Boca Raton, Florida office and closed our Texas office. Future savings in rent expense as a result of this consolidation of office space is $1,500 per month or $18,000 annually;

         * an increase of $215,879, or approximately 240.4%, in compensation expense which is primarily the result of hiring of additional sales and administrative staff and payment of increased commissions during six months ended June 30, 2005. During the six months ended June 30 2005, we had an average of 10 employees compared to 4.67 during the six months ended June 30, 2004. Additionally, we paid compensation to our former CEO for the entire six months period versus four month in fiscal 2004 as a result of his hiring in February 2004 an increase of $10,500. During the six months ended June 30, 2005, we also paid commissions of approximately $20,000 to our former CEO under the terms of his employment agreement as compared to $0 in the prior period. On June 24, 2005, we signed a separation agreement with our former CEO with no further compensation.

         * an increase of $295,962, or 802%, in stock-based compensation to $332,859 for the six months ended June 30, 2005 as compared to $36,897 for the six months ended June 30, 2004. This increase is a result of an increase in stock issuances to employees and officers aggregating $110,900 as compensation for services and an increase in stock issuance to consultants and amortization of deferred compensation aggregating $185,062. During the six months ended June 30, 2005, we granted common stock to our former CEO valued at $44,500 under the terms of his employment agreement for which we did not have a comparable expense in fiscal 2004. We expect to incur similar stock-based compensation and consulting expense in the future.

        * an increase of $135,421, or approximately 84.6%, in other selling, general and administrative expenses as summarized below:

                                        Six Months Ended June 30,
                                         2005              2004
                                   -------------       ---------------

  Advertising and promotion        $  18,543         $     10,289
  Auto expense                        18,452                7,018
  Health insurance                    16,296               11,796
  Bad debt                            19,000                    -
  Payroll taxes                       17,005                7,336
  Settlement expense                  80,705                    -
  Telephone and communications        28,812               23,626
  Travel and entertainment            30,789               22,964
  Other                               65,842               76,994
                                    -----------         ---------------

                                  $  295,444         $    160,023
                                  =============         ===============

                                      -16-
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The changes in these expenses from the six months ended June 30, 2004 as compared to the six months ended June 30, 2005 included the following:

1) We increased our advertising expense by $8,254 or 80% in order to try to increase public awareness of our company and our brand.

2) Auto expenses increased due to increased gas costs, and increased car allowance to sales staff.

3) We incurred increased health insurance costs due to an increase in the number of employees.

4) We recorded an increase in bad debt expense related to uncollectible third-party receivables.

5) We had an increase in payroll tax expense due to an increase in the number of employees.

6) In 2005, we recorded settlement expense $80,705 related to the satisfaction of certain accounts payable at a negotiated amount which was more that what we had recorded on our books.

7) We had a $5,186 increase in telephone and communication costs due to the opening of our Texas office.

8) Travel and entertainment expenses increased $7,825 due to increased sales-related travel.

9) Other selling, general and administrative expenses, which includes postage, general insurance, and office supplies and expenses decreased by $11,152 due to cost cutting measures.

We reported a loss from operations of $970,467 for six months ended June 30, 2005 as compared to a loss from operations of $55,766 for six months ended June 30, 2004. Although there can be no assurances, we anticipate that during the fiscal year ending December 31, 2005 our ongoing marketing efforts will result an increase in our net sales from those reported in fiscal 2004. To support these increased sales we anticipate that our operating expenses will also increase during the fiscal year ending December 31, 2005 as compared to the fiscal 2004. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

         Total other expense increased $194,003, or approximately 5,2363%, for six months ended June 30, 2005 as compared to six months ended June 30, 2004. Included in this net increase is:

         * $18,863 of other income for the six months ended June 30, 2005 which was attributable to the reduction of accounts payable over four years old that management has deemed forgiven;
         * an increase of $45,216, or approximately 1,220%, in interest expense for the six months ended June 30, 2005 as compared to six months ended June 30, 2004 which reflects an increase in our borrowings since the first quarter of fiscal 2004; and
         * an increase of $167,926 on the loss from sale of marketable securities which relates to the decline in the market value of the Langley Park ordinary shares as described below.

         We reported a net loss of $1,168,175 for the six months ended June 30, 2005 as compared to a net loss of $59,471 for the six months ended June 30, 2004. For the six months ended June 30, 2005 we reported an other comprehensive gain of $166,104 which represents a decrease in unrealized loss on marketable securities resulting from the Langley Park transaction described below. We did not have a comparable loss for the six months ended June 30, 2004. As a result of the foregoing, our comprehensive loss for the six months ended June 30, 2005 was $1,002,071 as compared to a comprehensive loss of $59,471 for the six months ended June 30, 2004.

Liquidity and Capital Resources

            We are presently meeting our current obligations from cash proceeds received from our debt financings. However, due to insufficient cash generated from operations, we currently do not internally generate cash sufficient to pay all of our incurred expenses and other liabilities. As a result, we are dependent on investor capital and loans to meet our expenses and obligations. Although investor funds and debenture fundings have allowed us to meet our obligations in the recent past, there can be no assurances that our present methods of generating cash flow will be sufficient to meet future obligations. Historically, we have, from time to time, been able to raise additional capital from sales of our capital stock and have raised funds through debt financings, but there can be no assurances that we will be able to raise additional capital in this manner.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         On April 1, 2005, we entered into a Securities Purchase Agreement with Highgate House Funds, Ltd., an accredited investor, for the issuance and sale of $1,000,000 of 7% secured convertible debentures in a private transaction exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) and Regulation D of that act. On April 1, 2005, we issued Highgate House Funds, Ltd. a $500,000 principal amount 7% secured convertible debenture due April 1, 2006, and in May 2005, we issued Highgate House Funds, Ltd. a second $500,000 principal amount 7% secured convertible debenture due May 31, 2006. The secured convertible debentures are immediately convertible at the option of holder into shares of our common stock at an initial conversion price of $0.024 per share. These funds have been used for working capital purposes. In order to secure our obligations under the secured convertible debenture and related documents, we have granted the debenture holders a security interest in all of our assets and property, and we have pledged 250,000,000 shares of our common stock. A certificate representing the pledged shares together with a stock power has been deposited in escrow with a third party. If we should default under the Securities Purchase Agreement, 7% convertible secured debentures or the related transactional documents, Highgate House Funds, Ltd. is entitled to voting, dividend and other rights over these pledged shares, which will result in a change of control of our company, and Highgate House Funds, Ltd. may take possession of and sell the pledged shares to satisfy our obligations to the debenture holder. If we do not receive funding from the Standby Equity Distribution Agreement discussed below, we may not be able to repay this debt.

            On April 1, 2005 we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Under the Standby Equity Distribution Agreement ("SEDA"), the Company can require Cornell Capital Partners, L.P. to purchase up to $10,000,000 of its common stock over a two-year period following May 31, 2005. The SEDA establishes what is sometimes termed an equity line of credit or an equity draw-down facility. The $10,000,000 facility may be drawn-down upon by the Company in installments, the maximum amount of each of which is limited to $250,000. For each share of common stock purchased under the SEDA, Cornell Capital Partners, L.P. will pay 97% of the lowest volume weighted average price ("VWAP") of the Company's shares during the five trading days following the Company's draw-down notice to Cornell Capital Partners, L.P.. The VWAP that will be used in the calculation will be that reported by Bloomberg, LLC, a third-party reporting service. In general, the VWAP represents the sum of the value of all the sales of the Company's common stock for a given day (the total shares sold in each trade times the sales price per share of the common stock for that trade), divided by the total number of shares sold on that day.

            We are not obligated to draw down on the SEDA facility, but subsequent to the registration of our common stock to be issued under the SEDA, and upon the satisfaction by us of normal conditions for this type of transaction, we have the right to require Cornell Capital Partners, L.P. to purchase our common shares under the SEDA, subject to the beneficial ownership limitations described elsewhere in this note. The registration statement for the shares issuable under the SEDA remains pending with the SEC. We cannot predict when, if ever, that such registration statement will be declared effective. Additionally, the number of shares of our common stock issuable to Cornell Capital Partners, L.P. under the Standby Equity Distribution Agreement is subject to a 9.9% cap on the beneficial ownership that Cornell Capital Partners, L.P. and its affiliates may have at the time of each installment (beneficial ownership is to be calculated in accordance with Section 13(d) of the Exchange
Act). The shares owned by Highgate House Funds, Ltd., which is an affiliate of Cornell Capital Partners, L.P., will be included in the calculation of this 9.9% beneficial ownership limitation.
Accordingly, we may not be able to drawn down on the SEDA facility.

       We currently have no material commitments for capital expenditures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Net cash flows used in operating activities for the six months ended June 30, 2005 was $503,424 as compared to $98,116 for the six months ended June 30, 2004. This change is primarily attributable to:

   *        an increase in our net loss of $1,108,704,

   * an increase of $295,962 in non-cash stock based compensation recorded during the six months ended June 30, 2005, which includes $110,900 representing the increase in value of shares issued to other employees as compensation (inclusive of an increase of $44,500 attributable to stock issued to our former CEO under the terms of his employment agreement), $124,975 representing the increase in value of shares issued to third-party consultants as compensation for services, and $60,087 from the amortization of deferred compensation,

    * an increase in other income of $18,863 which represents the write-off of accounts payable deemed forgiven, ? $167,926 of loss from sale of marketable securities representing the decline in the market price of the Langley Park ordinary shares,

     *      a decrease of $370,186 in accounts receivable,

     * a decrease of $4,597 in change in other assets which relates to assets acquired in the Meeting Technologies transaction,

     * an increase of $142,520 in accounts payable, and a decrease of $14,436 in accrued expenses.

         We reported net cash flows provided by investing activities of $30,834 for the six months ended June 30, 2005 as compared to net cash used in investing activities of $279 for the six months ended June 30, 2004, an increase of $31,113. This increase is attributable to proceeds of $31,834 from the sale of Langley Park ordinary shares.

         Net cash flows provided by financing activities was $744,889 for the six months ended June 30, 2005 as compared to net cash provided by financing activities of $87,319 for the six months ended June 30, 2004, an increase of 657,570. This change from the six months ended June 30, 2004 to the six months ended June 30, 2005 is primarily attributable to an increase of $830,000 in proceeds from loans payable and debentures payable offset by an increase in repayments to Ms. Ralston, our acting CFO and principal shareholder of $19,430, repayments of loans payable of $93,000 and a decrease in amounts received from the exercise of stock options of $60,000.

         We reported a net increase in cash for the six months ended June 30, 2005 of $272,299 as compared to a net decrease in cash of $11,076 for the six months ended June 30, 2004. At June 30, 2005 we had cash on hand of $279,344 and a working capital deficit of $1,536,669. During the six months ended June 30, 2005, we generated $31,834 in cash through the sale of ordinary shares of Langley Park which we received as consideration for the issuance of shares of our common stock as described below. At June 30, 2005, we had $12,946 of marketable securities; however, the value of those securities is subject to change and there are no assurances we will ever be able to generate cash proceeds in that amount upon their sale. We do not have any commitments for capital expenditures during fiscal 2005; however, we do have $1,229,600 principal amount of short-term debt and debentures payable which is due to unrelated third parties in fiscal 2006.

Going Concern

         The report from of our independent registered public accounting firm on our audited financial statements at December 31, 2004 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. While a significant portion of our net loss for fiscal 2004 is non-cash (61%), we do not presently generate sufficient revenue to fund our operations. Our limited financial resources have prevented us from aggressively advertising our product to achieve consumer recognition. In order to sustain our current operations and satisfy our current obligations, as well as to expand sales of our products and services, we will require funds for working capital. We currently have cash to last us until around December 31, 2005. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         Our ability, however, to draw funds under the Standby Equity Distribution Agreement is contingent upon a registration of the shares issuable to Cornell Capital Partners under the agreement and the beneficial ownership limitation, among other conditions. We filed a registration statement with the SEC during the second quarter of fiscal 2005; however, we cannot predict when or if the SEC will ever declare the registration statement effective. Assuming it is declared effective, there are restrictions on our ability to request advances under the Standby Equity Distribution Agreement. For example, we may not request advances if the shares to be issued in connection with such advances would result in Cornell Capital Partners, L.P. and its affiliates, which includes Highgate House Funds, Ltd., the holder of the debenture, owning more than 9.99% of our outstanding common stock. Even if we request advances the amount of each advance is limited to a maximum of $250,000 every seven trading days. As a result of these contractual limitations no assurances can be given that such financing will be available in sufficient amounts or at all when needed to sustain our working capital needs.

         If we are unable to rely on the Standby Equity Distribution Agreement to provide funds for repayment of debt and working capital we will need to raise additional capital from other sources. There are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt or additional dividend paying securities our future interest and dividend expenses will increase. If we are unable to secure additional working capital as needed, our ability to grow our sales, meet our operating and financing obligations as they become due and continue our business and operations could be in jeopardy. If we are unable to repay the 7% secured convertible debentures when they become due during the second quarter of fiscal 2006, the debenture holder may foreclose on our assets and we would be unable to continue our business and operations as they are currently conducted and we could be required to cease operations. In addition, the foreclosure by the debenture holder of the 250,000,000 pledged shares of our common stock could result in a change of control of our company.

Langley Park transaction

         In July 2004, we issued 47,500,000 shares of our common stock to Langley Park Investments PLC in exchange for 1,320,898 ordinary shares of Langley Park. Langley Park's ordinary shares are quoted on the London Stock Exchange and the shares we acquired in the transaction are freely saleable by us, subject to the escrow provisions described below. Langley Park has agreed not to sell or otherwise dispose of our shares of common stock it acquired for a period of two years from the date of the transaction. At the time of issuance, we recorded the cost of the investment at the market value of our shares of common stock exchanged which was approximately $2.4 million. The decrease in the carrying and the fair value of this investment of approximately $1.1 million as of June 30, 2005 has been included as accumulated other comprehensive loss in stockholders' equity in our financial statements appearing elsewhere in this quarterly report. During the six months ended June 30, 2005, we generated proceeds of $31,834 through the sale of a portion of the Langley Park ordinary shares we received in this transaction. We entered into this transaction in order to provide capital to finance our operations and meet our working capital requirements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            At June 30, 2005, we owned 720,226 ordinary shares of Langley Park. We have placed 660,449 of these shares in an escrow account as a downside price protection for Langley Park. The value of these shares at June 30, 2005 was $143,037 and is reflected on our balance sheet as restricted investment in marketable securities. These shares will remain in an escrow account for up to two years, subject to early termination upon the consent of the parties. If the market value of our common stock on the two year anniversary is less than $0.0505 per share, we will sell to Langley Park a number of Langley Park ordinary shares held in escrow which are equal to (a) the number of ordinary shares of Langley Park we received as consideration for our shares of common stock multiplied by (b) the Percentage Decrease (as hereinafter defined), at a purchase price of 1p per Langley Park ordinary share. The "Percentage Decrease" is equal to 1 - Market Value/the Closing Price. "Market Value" shall be the average of the 10 closing bid prices per share of the common stock during the 10 trading days immediately preceding the two year anniversary.

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

            There was no change in the Company's internal control over financial reporting identified in connection with our evaluation that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


                           PART II - OTHER INFORMATION


Item 4 - Submissions of Matters to a Vote of Security Holders

         On August 15, 2005 the Company's Board of Directors and the holders of a majority of its issued and outstanding voting securities approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of common stock from 1,250,000,000 shares to 2,500,000,000 shares in order to provide sufficient authorized shares in future periods which the Company may issue in capital raising transactions, including under the Standby Equity Distribution Agreement with Cornell Capital Partners, L.P., acquisitions or business combinations, or for other valid corporate purposes.

Item 6.  Exhibits

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certification of Chief Executive Officer Certification pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002
32.2     Certification of Chief Financial Officer Certification pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DirectView, Inc.

                                        By: /s/Jeffrey Robbins
                                            ------------------
August 17, 2005                                Jeffrey Robbins
                                          Chief Executive Officer,
                                          principal executive officer


                                         By: /s/ Michele Ralston
                                             ----------------------
                                                 Michele Ralston,
                                          acting Chief Financial Officer