Form 10KSB/A
period 2004-12-31
DIRECTVIEW INC
filed 2005-09-26
CIK 884380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

(Mark One)

[x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                For the fiscal year ended December 31, 2004

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

          For the transition period from  __________to__________


                        Commission file number 001-11115

                                DirectView, Inc.
                 -----------------------------------------------
                 (Name of small business issuer in its charter)

        Nevada                                            04-3053538
--------------------------------             ---------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)



       7700 West Camino Real, Suite 200
       Boca Raton, Florida                                   33433
       -------------------                              -------------------
      (Address of principal executive offices)              (Zip Code)


Issuer's telephone number   561-750-9777
                          --------------------------

Securities registered under Section 12(b) of the Exchange Act:

    Title of each class               Name of each exchange on which registered

         None                                   not applicable
------------------------             ------------------------------------------
 (Title of each class)


         Securities registered under Section 12(g) of the Exchange Act:

                                      none
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [x] No[]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $ 733,435 for the 12 months ended December 31, 2004.

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

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [] No [X].


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

 Transitional Small Business Disclosure Form (check one):  Yes       No   X
                                                               ----     -----

                   EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

            We are amending our Form 10-KSB for the fiscal year ended December 31, 2004 to include our consolidated statement of cash flows for the years ended December 31, 2004 and 2003 which was inadvertently omitted for our Form 10-KSB as filed with the SEC on March 31, 2005. We have also amended this Form 10-KSB to include a revised consolidated statement of operations for the years ended December 31, 2005 and 2004 related to presentation of stock-based compensation and consulting expense and to provide certain additional disclosure under Note 3 Acquisitions of our Notes to Consolidated Financial Statements for the year ended December 31, 2004 as well as under our Management's Discussion and Analysis or Results of Operations. These revisions were made in response to comments we received from the SEC on our audited financial statements for the year ended December 31, 2004.

            The Items of this Form 10-KSB/A for the fiscal year ended December 31, 2004 which are amended are as follows: Part I Financial Information, Item 1 Financial Statements, Consolidated Statement of Income for the years ended December 31, 2004 and 2003, Note 1 - Organization and Summary of Significant Accounting Policies - Basis of Presentation of our Notes to Consolidated Financial Statements for the year ended December 31, 2004, Note 3 - Acquisitions of our Notes to Consolidated Financial Statements for the year ended December 31, 2004; and Item 2 Management's Discussion and Analysis or Results of Operations - Results of Operations. Further, Part IV Item 13 Exhibits of this 10-KSB/A includes currently dated certificates from the Company's President, Principal Executive Officer, and Principal Accounting and Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.

         The remaining Items contained in this Form 10-KSB/A consist of all other Items originally contained in our Form 10-KSB for the fiscal year ended

December 31, 2005 as filed on March 31, 2005. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

       CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report on Form 10-KSB/A contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to our ability to raise capital, obtain and retain customers, to provide our products and services at competitive rates, execute our business strategy in a very competitive environment, our degree of financial leverage, risks associated with our acquiring and integrating companies into our own, risks related to market acceptance and demand for our services, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements. Readers should carefully review this Form 10-KSB in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item
1. Business--Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

                                            Number of                  Weighted         Number of
                                            securities to be           average          securities remaining
                                            issued upon                exercise         available for future
                                            exercise of                price of         issuance under equity
                                            of outstanding             outstanding      compensation plans
                                            options, warrants          options,         (excluding securities
Plan category                               and rights                 warrants         reflected in column (a))
                                                                       and rights

                                            (a) (b) (c)

2004 Stock Compensation Plan                0                          n/a              11,750,500

Equity compensation plans
not approved by stockholders                0                          n/a              n/a



ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

         We are a full-service provider of teleconferencing services to businesses and organizations. Our conferencing services enable its clients to cost-effectively conduct remote meetings by linking participants in geographically dispersed locations. Our primary focus is to provide high value-added conferencing services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, and other domestic and multinational companies. We generate revenue through the sale of conferencing services based upon usage, the sale and installation of video equipment and the sale of maintenance agreements.

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

Results of Operations

         Net sales for fiscal 2004 were $733,435 as compared to net sales of $433,852 for fiscal 2003, an increase of $299,583 or approximately 69%. This increase reflects of our increased marketing efforts and broadening of our customer base. During the fiscal 2004 our increased marketing efforts included the dissemination of information on our company through press releases in order to broaden brand recognition of our company, an email marketing campaign and telemarketing efforts targeted to potential purchases of our products and services which we believe helped obtain sales leads and new clients. Cost of sales for fiscal 2004 was $341,146, resulting in a gross margin of $392,289 or approximately 53%, as compared to cost of sales for fiscal 2003 of $129,388, resulting in a gross margin of $304,464 or approximately 70%. This decrease was primarily attributable to a general increase of costs in product acquisition and the sale of products with lower gross profit margins. During 2004, we recorded revenues from sale of products to three major customers that accounted for approximately $170,000, or approximately 24%, of our revenues for fiscal 2004 for which we did not have comparable product sales during 2003. We expect increased competition from competitors that sell similar products in 2005. There are no assurances that our sales for future periods will exceed sales recorded for fiscal 2003. In an effort to increase our sales in future periods during the last half of fiscal 2005 we plan on hiring additional inside sales staff to initiate a telemarketing campaign. These staff members will be compensated primarily with commissions. We will generate leads for these individuals by purchasing telemarketing lead lists.

         Operating expenses for fiscal 2004 were $1,040,036, a decrease of $5,456,772, or approximately 84%, from operating expenses in fiscal 2003 of $6,496,809. This change from fiscal 2003 to fiscal 2004 included:

         * an increase of $5,260, or approximately 151%, in depreciation and amortization resulting from the amortization of an intangible asset, a customer list, acquired in the acquisition of Meeting Technologies,

         * an increase in bad debt expense from $120,000 for fiscal 2004 to $126,832 for fiscal 2005. In fiscal 2005, bad debt expense related to the write-off of uncollectible accounts receivable from unaffiliated third parties in the ordinary course of business. In fiscal 2003 bad debt expense related to the write-off of working capital advances made by our subsidiary, Ralston Communications, to Ralston Transportation Services, Inc., a company related to Ralston Communications through common ownership by Michele Ralston, as we were unable to determine the collectibility of these amounts which were advanced in fiscal 2001 prior to our acquisition of Ralston Communications. Ralston Transportation Services, Inc had limited financial records and minimal operations,

         * a decrease of $596,883, or approximately 90%, in professional expense. In fiscal 2003 we issued common stock to a professional for legal services that were valued at $607,994 in connection with the recapitalization of our company and other matters,

         * an increase of $23,217, or approximately 104%, in rent expense reflecting our new lease for our principal offices which began in March 2004 and the addition of our Texas office in November 2004,

         * an increase of $175,515, or approximately, 165%, in compensation expense which is primarily the result of hiring of additional sales staff during fiscal 2004 as well the hiring of our new CEO in February 2004,

         * a decrease of $5,185,858, or approximately 97%, in stock-based compensation, as a result of the reduction in non-cash consulting expenses paid during fiscal 2004 as compared to fiscal 2003 of 5,162,108 and a reduction in stock-based compensation paid to employees of the Company of $23,750, and

         * a decrease of $116,144, or approximately 60%, in other selling, general and administrative expenses as summarized below:

                                            Year Ended December 31,
                                        -----------------------------------
                                              2004               2003
                                         -------------    ------------------
     Advertising and promotion          $    23,244         $      4,559
     Auto expense                            25,582               20,228
     Health insurance                        18,444               15,775
     Payroll taxes                           20,286               20,392
     Telephone and communications            37,642               28,877
     Travel and entertainment                53,851               13,175
     Contract labor                          52,913               44,800
     Freight and postage                     22,694                4,396
     Other                                   55,639               41,949

                                        $   310,295         $    194,151

         The changes in these expenses from the year ended December 31, 2003 as compared to the year ended December 31, 2004 included the following:

         * We increased our advertising expense by $18,685 or 410% in order to try to increase public awareness of our company and our brand. Advertising and marketing efforts included press releases and pubic awareness campaigns such as mailing and email marketing.

         * Auto expenses increased due to increased gas costs, and increased car allowance to sales staff.

         * We incurred increased health insurance costs due to an increase in the number of employees.

         * We had a $8,765 increase in telephone and communication costs due to the opening of our Texas office as well as increased telemarketing activities.

         * Travel and entertainment expenses increased $40,676 due to increased sales-related travel.

         * We had an increase in the use on contract labor $8,113. We used certain independent sales contractors to sell our products. Additionally, we used contract labor for general and administrative tasks.

         * We had an increase in freight and postage expenses of $18,298 and related to an increase in revenues as well as higher freight costs on the shipment of our products.

         * Other selling, general and administrative expenses, which includes general insurance, and office supplies and expenses increased by $13,690 due to an increase in operations as well as the opening of our Texas office.

         We reported a loss from operations of $647,747 for fiscal 2004 as compared to a loss from operations of $6,192,345 for fiscal 2003. Although there can be no assurances, we anticipate that during the fiscal year ending December 31, 2005 our ongoing marketing efforts will result an increase in our net sales from those reported in fiscal 2004. To support these increased sales we anticipate that our operating expenses will also increase during the fiscal year ending December 31, 2005 as compared to fiscal 2004. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

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

Liquidity And Capital Resources

         Net cash flows used in operating activities for fiscal 2004 was $262,567 as compared to $52,575 for fiscal 2003. This change from fiscal 2003 to fiscal 2004 is primarily attributable to an increase in our net loss of $4,830,922 as well as:

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

         We reported a net decrease in cash for fiscal 2004 of $31,783 as compared to a net increase in cash of $38,828 for fiscal 2003. At December 31, 2004 we had cash on hand of $7,045 and a working capital deficit of $947,038. During fiscal 2004 we generated $178,754 in cash through the sale of ordinary shares of Langley Park which we received as consideration for the issuance of shares of our common stock as described below. At December 31, 2004 we had $46,602 of marketable securities; however, as described earlier in this annual report under Item 1. Business - Risk Factors, the value of those securities is subject to change and there are no assurances we will ever be able to generate cash proceeds in that amount upon their sale. We do not presently have any additional sources of working capital. We not have any commitments for capital expenditures during fiscal 2005; however, we do have $229,600 principal amount of short-term debt which is due to unrelated third parties in fiscal 2005.

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


ITEM 7.  FINANCIAL STATEMENTS
         Our financial statements are contained in pages F-1 through F-20, which appear at the end of this annual report.


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

                         SUMMARY COMPENSATION TABLE

                           Annual Compensation                         Long-term compensation

                                                             Awards                              Payouts
Name                                        Other                      Securities                All other
and                                         Annual        Restricted   underlying       LTIP     compen-
principal                Salary   Bonus     Compen-        stock       options/         payouts  sation
position          Year     ($)      ($)     sation ($)     awards      SARs (#)         ($)      ($)
- ---------------------------------------------------------------------------------------------------------------------------------
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

(2)Mr. Robbins served as our acting Chief Executive Officer from May 2003 until February 2004.

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

       Aggregate Option Exercises in Year Ended December 31, 2004
                           and Year-End Option Values

                                               NO. OF SECURITIES
                                            UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                      SHARES                     OPTIONS AT              IN-THE-MONEY OPTIONS AT
                     ACQUIRED     VALUE      DECEMBER 31, 2004  (5)        DECEMBER 31, 2004(1)
                        ON      REALIZED  ---------------------------    --------------------------
NAME                 EXERCISE       $      EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
- ----                 --------       -      -----------  -------------    ----------- --------------
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



Common Stock


Name of                      Amount and Nature of  Percentage   Percent of
Beneficial Owner             Beneficial Ownership   of Class   Voting Control(1)
- ----------------             --------------------  ----------   --------------
Michael Perry                        1,000,000         *                *
Jeffrey Robbins                      1,050,000         *                *
Michele Ralston (2)                104,479,266      38.1%            70.5%
All officers and directors as a
group (three persons) (2)          106,529,266      38.9%            70.8%
Langley Park Investments PLC (3)    47,500,000      17.3%             8.3%

Series 1 Preferred Stock


Name of                     Amount and Nature of   Percentage    Percent of
Beneficial Owner            Beneficial Ownership    of Class   Voting Control(1)
- ----------------           --------------------    ----------  ---------------
Michael Perry                           0               0                *
Jeffrey Robbins                         0               0                *
Michele Ralston (2)               100,000              100%              70.5%
All officers and
directors as a
group (three persons)(2)          100,000              100%              70.8%

*        represents less than 1%

1 Percentage of Voting Control is based upon the number of issued and outstanding shares of our common stock and shares of our Series 1 Preferred Stock at March 8, 2005. At March 8, 2005 the holders of our outstanding shares of common stock and Series 1 Preferred Stock were entitled to an aggregate of 574,060,090 votes at any meeting of our stockholders, which includes 274,060,090 votes attributable to the outstanding shares of common stock and 300,000,000 votes attributable to the outstanding shares of Series 1 Preferred Stock. Each share of Series 1 Preferred Stock entitles the holder to 3,000 votes at any meeting of our stockholders and such shares will vote together with our common stockholders.

2 Includes 104,479,266 shares of common stock and 100,000 shares of Series 1 Preferred Stock.

3 Messrs. Alstair Rae and Harry Pearl exercise investment and voting rights over the shares held by Langley Park Investments, PLC.

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


ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES


         The following table shows the fees that were billed for the audit and other services provided by Sherb & Co., LLP for the 2004 and 2003 fiscal years.

                                    Fiscal 2004      Fiscal 2003
                                     -----------     -----------

Audit Fees                            $30,000           $21,000
Audit-Related Fees                          0                 0
Tax Fees                                    0                 0
All Other Fees                              0                 0
                                    ------------    ------------
         Total                        $30,000           $21,000
                                      =======           =======

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

                                   SIGNATURES
         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                           DirectView, Inc.
September 21, 2005                         By: /s/ Jeffrey A. Robbins
                                           -----------------------
                                           Jeffrey A. Robbins, President and
                                           principal executive officer


September 21, 2005                         By: /s/ Michelle Ralston
                                           -----------------------
                                          Michelle Ralston, Chairman
                                          of the Board, Secretary, Treasurer,
                                          acting Chief Financial Officer,
                                          principal financial officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  Signature                 Title                                Date

/s/ Jeffrey Robbins        President, director                 September 21,2005
- -------------------
Jeffrey Robbins

/s/ Michelle Ralston       Chairman of the Board,              September 21,2005
- --------------------     Secretary, Treasurer, acting
Michelle Ralston           Chief Financial Officer, principal
                           financial officer

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

         Report of Independent Registered Public Accounting Firm.............F-2

         Consolidated Balance Sheet..........................................F-3

         Consolidated Statements of Operations...............................F-4

         Consolidated Statements of Changes in Shareholders' Deficit...F-5- F-5A

         Consolidated Statements of Cash Flows...............................F-7

         Notes to Consolidated Financial Statements..................F-8 to F-20

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



                                                /s/Sherb & Co., LLP
                                                Certified Public Accountants
Boca Raton, Florida
March 22, 2005

                                DIRECTVIEW, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEET
                                        December 31, 2004



                                              ASSETS

CURRENT ASSETS:
    Cash                                                                                                        $ 7,045
    Marketable Securities, at market                                                                             46,602
    Accounts Receivable (Net of Allowance for Doubtful Accounts of $130,276)                                    229,004
    Other Current Assets                                                                                          1,470
                                                                                                     -------------------


        Total Current Assets                                                                                    284,121

PROPERTY AND EQUIPMENT - Net                                                                                      1,540
INTANGIBLES ASSET (Net of Accumulated Amortization of $8,534)                                                    22,187
OTHER ASSETS                                                                                                     10,301
                                                                                                     -------------------

        Total Assets                                                                                          $ 318,149
                                                                                                     ===================


                              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Loans Payable                                                                                             $ 322,600
    Accounts Payable                                                                                            473,424
    Accrued Expenses                                                                                             66,220
    Deferred Revenue                                                                                             26,880
    Due to Shareholder                                                                                          342,035
                                                                                                     -------------------

        Total Current Liabilities                                                                             1,231,159

LONG-TERM LIABILITIES:
    Deferred Revenue                                                                                             10,579
                                                                                                     -------------------

        Total Liabilities                                                                                     1,241,738
                                                                                                     -------------------

STOCKHOLDERS' DEFICIT:
    Preferred Stock ($0.0001 Par Value; 4,900,000 Shares Authorized;  No
        Shares Issued and Outstanding)                                                                                -
    Series 1 Voting Preferred Stock ($.0001 Par Value; 100,000 shares authorized ;
        100,000 Shares Issued and Outstanding; Liquidation Preference $1,000)                                        10
    Common Stock ($0.0001 Par Value; 750,000,000 Shares Authorized;
        and 270,084,822 Shares Issued and Outstanding)                                                           27,009
    Additional Paid-in Capital                                                                                8,735,965
    Accumulated Deficit                                                                                      (8,150,375)
    Accumulated Other Comprehensive Loss                                                                     (1,282,950)
    Restricted Investment in Marketable Securities                                                             (178,139)
    Deferred Compensation                                                                                       (75,109)
                                                                                                     -------------------

        Total Stockholders' Deficit                                                                            (923,589)
                                                                                                     -------------------

        Total Liabilities and Stockholders' Deficit                                                           $ 318,149
                                                                                                     ===================



                   See accompanying notes to consolidated financial statements.
                                       F-3

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                     For the Years ended
                                                                       December 31,
                                                        -------------------------------------------
                                                               2004                   2003
                                                        --------------------   --------------------

NET SALES                                                         $ 733,435              $ 433,852

COST OF SALES                                                       341,146                129,388
                                                        --------------------   --------------------

GROSS PROFIT                                                        392,289                304,464
                                                        --------------------   --------------------

OPERATING EXPENSES:
    Depreciation and Amortization                                     8,738                  3,478
    Bad Debt Expense                                                126,832                120,000
    Professional Fees                                                66,239                663,122
    Rent                                                             45,449                 22,232

    Compensation                                                    282,201                106,686
    Stock-Based Compensation                                         83,125                106,875
    Stock-Based Consulting Expense                                  118,157              5,280,265

    Other Selling, General and Administrative                       310,295                194,151
                                                        --------------------   --------------------

        Total Operating Expenses                                  1,041,036              6,496,809
                                                        --------------------   --------------------

LOSS FROM OPERATIONS                                               (648,747)            (6,192,345)
                                                        --------------------   --------------------

OTHER INCOME (EXPENSES):
     Rental Income                                                        -                  2,700
     Settlement Income                                                    -                183,383
     Loss from Sale of Marketable Securities                       (520,406)                     -
     Interest Expense                                               (10,825)                (3,638)
                                                        --------------------   --------------------

        Total Other Income (Expenses)                              (531,231)               182,445
                                                        --------------------   --------------------

NET LOSS                                                         (1,179,978)            (6,009,900)

OTHER COMPREHENSIVE LOSS:
   Unrealized Loss on Marketable Securities                      (1,282,950)                     -
                                                        --------------------   --------------------

COMPREHENSIVE LOSS                                             $ (2,462,928)          $ (6,009,900)
                                                        ====================   ====================

NET LOSS PER COMMON
  SHARE - BASIC AND DILUTED                                         $ (0.01)               $ (0.06)
                                                        ====================   ====================

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                                 235,222,520            105,490,685
                                                        ====================   ====================



          See accompanying notes to consolidated financial statements.

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
                                            ===============  ===========  ============  =========== =============    ===========




          See accompanying notes to consolidated financial statements.
                                       F-6

                DIRECTVIEW, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  For the Years Ended December 31,
                                                                     -----------------------------
                                                                         2004           2003
                                                                     -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                         $ (1,179,978)   $ (6,009,900)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:

           Depreciation and amortization                                    8,738           3,478
           Loss on disposal of property and equipment                           -           6,864
           Stock-based compensation                                       201,282       5,995,134
           Bad debt                                                       126,832         120,000
           Settlement Income                                                    -        (183,383)
           Loss from sale of marketable securities                        520,406               -

           (Increase) Decrease in:
             Accounts receivable                                         (236,131)        (73,508)
             Due from related party                                             -           8,510
             Other current assets                                          (1,470)              -
             Other assets                                                 (10,301)              -

           Increase (Decrease) in:
              Accounts payable                                            256,664         101,224
              Accrued expenses                                             13,932         (20,994)
              Deferred revenue                                            37,459               -
                                                                     -------------  --------------

Net Cash Flows Used in Operating Activities                              (262,567)        (52,575)
                                                                     -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                      (670)         (1,101)
     Proceeds freom sale of marketable securities                         178,754               -
     Cash from acquisition                                                   391               -
                                                                     -------------  --------------

Net Cash Flows Provided by (Used in) Investing Activities                178,475           (1,101)
                                                                     -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                               60,000               -
     Decrease in bank overdraft                                                 -          (1,507)
     Proceeds from notes payable                                           47,500         147,100
     Payments on advances from shareholder                                (55,191)        (53,089)
                                                                     -------------  --------------

Net Cash Flows Provided by Financing Activities                           52,309          92,504
                                                                     -------------  --------------

Net Increase (Decrease) in Cash                                           (31,783)         38,828

Cash - Beginning of Year                                                  38,828               -
                                                                     -------------  --------------

Cash - End of Year                                                       $ 7,045        $ 38,828
                                                                     =============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                                                $ -           $ 526
                                                                     =============  ==============
     Income Taxes                                                            $ -             $ -
                                                                     =============  ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Common stock issued for debt                                       $ 49,340             $ -
                                                                        =========            ===
     Exercise of common stock warrants for debt                              $ -       $ 120,000
                                                                     =============  ==============
     Common stock issued for marketable securities                   $ 2,206,851             $ -
                                                                     =============  ==============

Acquisition details:
     Fair value of assets acquired                                       $ 32,461             $ -
                                                                     =============  ==============
     Liabilities assumed                                                 $ 38,181             $ -
                                                                     =============  ==============
     Common stock issued for acquisitions                                $ 25,000             $ -
                                                                     =============  ==============
     Customer list                                                       $ 30,720             $ -
                                                                     =============  ==============


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

Basis of presentation


The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.



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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Meeting had occurred as of the following periods:

- - -----------------------------------------  ------------------  -------------
                                              Year Ended         Year Ended
                                            December 31, 2004  December 31, 2003
- - -----------------------------------------  ------------------  -------------

Net Revenues                                     $    792,606     $     848,185
Net Loss from continuing operations              $ (1,162,086)    $  (5,978,452)
Net Loss per Share from continuing operations    $       (.01)    $        (.06)


On the date of acquisition (February 23, 2004), a condensed balance sheet disclosing the amount assigned to each major asset and liability is a follows:

Total current assets              $ 32,071
                                  =========

Customer lists                    $ 30,721
                                  =========

Accounts payable                  $ 38,182
                                  =========




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