Form 10QSB/A
period 2005-06-30
DIRECTVIEW INC
filed 2005-11-21
CIK 884380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                 Amendment No. 1

                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the quarterly report ended June 30, 2005

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT

              For the transition period from ________ to __________


                        Commission File Number: 001-11115

                                DIRECTVIEW, INC.
          (Exact name of small business issuer as specified in charter)


            NEVADA                                         04-3053538
          ----------                                       ------------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

                       APPLICABLE ONLY TO COPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 10, 2005, there were 288,560,090 shares of the small business issuer's common stock outstanding.


Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

                   EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

We are amending this Form 10-QSB for the three months ended June 30, 2005 to restate our unaudited financials statements at June 30, 2005 and for the three and six months ended June 30, 2005. We determined that the restricted investment in marketable securities should have been classified as an asset. Additionally, we determined that the value of the restricted investment in marketable securities was impaired at that date and that its carrying value should be reduced. Please see Note 2 Restatement contained in the Notes to Consolidated Financial Statements (Unaudited) appearing later in this Form 10-QSB/A which further describes the effect of this restatement.

The Items of this Form 10-QSB/A for the three months ended June 30, 2005 which are amended and restated are as follows: Part I Financial Information, Item 1 Financial Statements, Consolidated Balance Sheet as of June 30, 2005 (Unaudited), Statement of Operations for the three-month and six-months period ended June 30, 2005 (Unaudited), Statement of Cash Flows for the six-month period ended June 30, 2005 (Unaudited), and Notes to Consolidated Financial Statements as of June 30, 2005 (Unaudited), Part 2. Management's Discussion and Analysis or Plan of Operations, and Part 3. Controls and Procedures. Further,
Part II Other Information, Item 6. Exhibits of this 10-QSB/A includes currently dated certificates from the Company's President and acting Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.

The remaining Items contained in this Form 10-QSB/A consist of all other Items originally contained in our Form 10-QSB for the three months ended June 30, 2005 as filed on August 17, 2005. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

References in this report to "DirectView", "we", "us" and "our" are to DirectView, Inc. a Nevada corporation, and our subsidiaries Ralston Communications, Inc., a Florida corporation and Meeting Technologies, Inc., a Delaware corporation. The information which appears on our web site at www.directviewinc.com is not part of this quarterly report.

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

                                DIRECTVIEW, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2005

                                      INDEX

                                                                           Page
PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet (Unaudited)
              As of June 30, 2005..............................................3
         Consolidated Statements of Operations (Unaudited)
              For the Three and Six Months Ended June  30, 2005 and 2004 ......4
         Consolidated Statements of Cash Flows (Unaudited)
              For the Six  Months Ended June 30, 2005 and 2004.................5

         Notes to Consolidated Financial Statements.........................6-12

         Item 2 - Management's Discussion and Analysis or Plan of
                 Operations................................................13-17

         Item 3 - Controls and Procedures.....................................18

PART II - OTHER INFORMATION

         Item 5 - Other Information...........................................20

         Item 6 - Exhibits....................................................20

         Signatures...........................................................21

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                           (As Restated - See Note 2)
                                   (Unaudited)

                                              ASSETS

CURRENT ASSETS:
    Cash                                                                                                   $     279,344
    Marketable Securities, at market                                                                              12,946
    Accounts Receivable (Net of Allowance for Doubtful Accounts of $87,000)                                       69,606
    Other Current Assets                                                                                           5,674
                                                                                                      -------------------

        Total Current Assets                                                                                     367,570

PROPERTY AND EQUIPMENT - Net                                                                                       2,331
RESTRICTED INVESTMENT IN MARKETABLE SECURITIES                                                                    11,920
DEFERRED OFFERING COSTS                                                                                          180,000
INTANGIBLES ASSET (Net of Accumulated Amortization of $13,654)                                                    17,067
OTHER ASSETS                                                                                                      10,301
                                                                                                      -------------------

        Total Assets                                                                                       $     589,189
                                                                                                      ===================


                               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Loans Payable                                                                                          $     229,600
    Convertible Debentures Payable, net                                                                          841,786
    Accounts Payable                                                                                             457,300
    Accrued Expenses                                                                                              47,060
    Deferred Revenue                                                                                              23,569
    Due to Shareholder                                                                                           304,924
                                                                                                      -------------------

        Total Current Liabilities                                                                              1,904,239

LONG-TERM LIABILITIES:
    Deferred Revenue                                                                                              10,990
                                                                                                      -------------------

        Total Liabilities                                                                                      1,915,229
                                                                                                      -------------------

STOCKHOLDERS' DEFICIT:
    Preferred Stock ($0.0001 Par Value; 4,900,000 Shares Authorized;  No
        Shares Issued and Outstanding)                                                                                 -
    Series 1 Voting Preferred Stock ($.0001 Par Value; 100,000 shares authorized ;
        100,000 Shares Issued and Outstanding; Liquidation Preference $1,000)                                         10
    Common Stock ($0.0001 Par Value; 2,500,000,000 Shares Authorized;
        288,560,090 Shares Issued and Outstanding)                                                                28,856
    Additional Paid-in Capital                                                                                 9,246,709
    Accumulated Deficit                                                                                      (10,601,615)
                                                                                                      -------------------

        Total Stockholders' Deficit                                                                           (1,326,040)
                                                                                                      -------------------

        Total Liabilities and Stockholders' Deficit                                                        $     589,189
                                                                                                      ===================

     See accompanying notes to unaudited consolidated financial statements.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (As Restated - See Note 2)


                                                       For the Three Months Ended                 For the Six Months Ended
                                                                June 30,                                   June 30,
                                                  --------------------------------------------------------------------------------
                                                         2005                  2004                  2005                2004
                                                  -------------------- ------------------    -----------------   ------------------
                                                     (Unaudited)            (Unaudited)           (Unaudited)          (Unaudited)

NET SALES                                              $      95,222        $   247,787         $    322,931         $    392,189

COST OF SALES                                                 92,651             71,828              263,062              112,592
                                                  -------------------- ------------------    -----------------   ------------------

GROSS PROFIT                                                   2,571            175,959               59,869              279,597
                                                  -------------------- ------------------    -----------------   ------------------

OPERATING EXPENSES:
    Depreciation and Amortization                              2,699              2,620                5,329                3,512
    Professional Fees                                         26,988             22,680               52,876               29,700
    Rent                                                      20,104             13,333               38,158               15,440
    Compensation                                             199,274             43,630              305,670               89,791
    Stock-Based Compensation                                       -                  -              110,900                    -
    Stock-Based Consulting                                    30,042             36,897              221,959               36,897
    Other Selling, General and Administrative                200,006             77,883              295,444              160,023
                                                  -------------------- ------------------    -----------------   ------------------

        Total Operating Expenses                             479,113            197,043            1,030,336              335,363
                                                  -------------------- ------------------    -----------------   ------------------

LOSS FROM OPERATIONS                                        (476,542)           (21,084)            (970,467)             (55,766)
                                                  -------------------- ------------------    -----------------   ------------------

OTHER INCOME (EXPENSES):
     Other income                                                  -                  -               18,863                    -
     Loss from Sale of Marketable Securities                       -                  -             (167,926)                   -
     Loss from impairment of marketable securities        (1,283,065)                 -           (1,283,065)                   -
     Interest  Income                                            276                  -                  276                    -
     Interest Expense                                        (44,042)            (1,929)             (48,921)              (3,705)
                                                  -------------------- ------------------    -----------------   ------------------

        Total Other Income (Expenses)                     (1,326,831)            (1,929)          (1,480,773)              (3,705)
                                                  -------------------- ------------------    -----------------   ------------------

NET LOSS                                                  (1,803,373)           (23,013)          (2,451,240)             (59,471)

OTHER COMPREHENSIVE GAIN:
   Reversal of Previous Unrealized
   Losses on Marketable Securites                          1,113,031                  -            1,282,950                    -
                                                  -------------------- ------------------    -----------------   ------------------

COMPREHENSIVE LOSS                                     $    (690,342)       $   (23,013)        $ (1,168,290)        $     (59,471)
                                                  =================== ===================    =================   ==================

NET LOSS PER COMMON
  SHARE - Basic and Diluted                            $       (0.01)       $     (0.00)        $      (0.01)        $      (0.00)
                                                  =================== ===================    =================   ==================


WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - Basic and Diluted                      288,474,376        212,840,888          281,564,388          212,202,253
                                                  =================== ===================    =================   ==================







     See accompanying notes to unaudited consolidated financial statements.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (As Restated - See Note 2)



                                                                     For the Six Months Ended
                                                                             June 30,
                                                                    ----------------------------
                                                                        2005           2004
                                                                    -------------  -------------
                                                                    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                        $ (2,451,240)    $  (59,471)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:
           Depreciation and amortization                                   5,329          3,512
           Stock-based compensation                                      332,859         36,897
           Other income                                                  (18,863)             -
           Amortization of discount on loan payables                      41,627              -
           Loss from sale of marketable securities                       167,926              -
           Loss from impairment of marketable securities               1,283,065              -

           (Increase) Decrease in:
             Accounts receivable                                         159,398       (210,788)
             Other current assets                                         (4,204)             -
             Other assets                                                      -         (8,801)

           Increase (Decrease) in:
              Accounts payable                                             2,739        145,259
              Accrued expenses                                           (19,160)        (4,724)
              Deferred revenue                                            (2,900)             -
                                                                    -------------  -------------

Net Cash Flows Used in Operating Activities                             (503,424)       (98,116)
                                                                    -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                   (1,000)          (670)
     Proceeds from sale of marketable securities                          31,834              -
     Cash from acquisition                                                     -            391
                                                                    -------------  -------------

Net Cash Flows Provided by (Used in) Investing Activities                 30,834           (279)
                                                                    -------------  -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                   -         60,000
     Proceeds from loans payable                                         875,000         45,000
     Payments on loans payable                                           (93,000)             -
     Payments on advances from shareholder                               (37,111)       (17,681)
                                                                    -------------  -------------

Net Cash Flows Provided by Financing Activities                          744,889         87,319
                                                                    -------------  -------------

Net Increase (Decrease) in Cash                                          272,299        (11,076)

Cash - Beginning of Period                                                 7,045         38,828
                                                                    -------------  -------------

Cash - End of Period                                                $    279,344     $   27,752
                                                                    =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                                       $      3,233     $       -
                                                                    =============  =============
     Income Taxes                                                   $          -     $       -
                                                                    =============  =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for debt                                        $          -     $   39,340
                                                                    =============  =============
Common stock issued for deferred debt issuance costs                $    180,000     $        -
                                                                    =============  =============
Garnt of stock warrants in connection with loan payable             $     74,831     $        -
                                                                    =============  =============

Acquisition details:
     Fair value of assets acquired                                  $          -     $   32,461
                                                                    =============  =============
     Liabilities assumed                                            $          -     $   38,181
                                                                    ============  =============
     Common stock issued for acquisitions                           $          -     $   25,000
                                                                    =============  =============
     Customer list                                                  $          -     $   30,720
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

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Marketable equity securities

At June 30, 2005, the Company holds 723,226 shares of a United Kingdom Corporation (the "Investee") pursuant to a stock-exchange agreement whereby the Company originally issued 47,500,000 of its shares of common stock in exchange for 1,218,225 shares of Investee's stock (net of 105,672 shares paid to the placement agent as a fee). At the time of issuance, the Company recorded the cost of the investment at the market value of the shares exchanged of $2,398,751. At June 30, 2005, the Company holds 660,449 shares of the Investee in an escrow account which may not be released without the Investee's permission until 2006. If the average of the closing bid prices per share of the Company's common stock during the 10 trading days immediately preceding July 30, 2006 ("Average Closing Bid Price") is below $0.0505, the Investee will repurchase a proportion of its shares held in escrow at a price of approximately $0.02 per share. The proportion to be repurchased is computed using the difference between $.0505 and the Average Closing Bid Price as the numerator and $.0505 as the denominator. Until these shares are released from escrow, the Company accounts for the value attributable to such shares as restricted investment in marketable securities and is presented as an asset on the accompanying balance sheet. Management believes that the fair value of this investment is impaired and has adjusted its carrying value to approximately $12,000 as of June 30, 2005. The decrease in the carrying and the fair value of these shares of $1,187,455 as of June 30, 2005 has been recorded as a realized loss in its consolidated statement of operations.

The remaining Investee shares (59,777 shares) are stated at market value based on the most recently traded price of these securities at June 30, 2005 as a current asset. Management believes that the fair value of this investment is impaired and has adjusted its carrying value to its fair value at June 30, 2005 of approximately $13,000. The decrease in the carrying and the fair value of these shares of $95,610 as of June 30, 2005 has been recorded as a realized loss in its consolidated statement of operations. These Investee shares are classified as available for sale at June 30, 2005. As of June 30, 2005, accumulated unrealized gains and losses, determined by the difference between adjusted historical purchase price (after impairment) and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive loss in Shareholders' Deficit. Realized gains and losses are determined by the difference between adjusted purchase price (after impairment) and gross proceeds received when the marketable securities are sold.

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

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

As a result of a review of its financial statements by the staff of the Securities and Exchange Commission, and after reviewing certain accounting principles we have applied in previously issued financial statements, management has determined that the Company's restricted investment in marketable securities should have been classified as an asset. Previously, the Company presented its restricted investment in marketable securities as an element of the stockholders' deficit. Consequently, management is restating its interim financial statements as of June 30, 2005 and for the interim period then ended. The change in presentation of the Company's restricted investment in marketable securities has the effect of increasing the assets by $11,920 and decreasing the stockholders' deficit by $11,920 as of June 30, 2005. This change in presentation of the Company's restricted investment in marketable securities did not have any impact on the Company's consolidated statement of operations, earnings per share, and consolidated statement of cash flows for the interim periods ended June 30, 2005.

Additionally, management has determined, on November 16, 2005, that the fair value of the Company's restricted investment in marketable securities was impaired at June 30, 2005 and that its carrying amount should be reduced accordingly. Previously, the Company had presented its restricted and unrestricted investment in marketable securities at a value of $155,983. After considering the length of time and the extent to which the market value of the restricted investment has been less than its costs and other factors, the Company has determined that the fair value of the restricted and unrestricted investment amounted to $24,866 as of June 30, 2005. Consequently, management is restating its interim financial statements as of June 30, 2005 and for the interim period then ended.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

The change in carrying value of the Company's restricted and restricted investment in marketable securities has the effect, after the reclassification of restricted investments to assets, of increasing its assets by $11,920 and decreasing the stockholders' deficit by $11,920 as of June 30, 2005. The change in carrying value of the Company's restricted and unrestricted investment in marketable securities also has the effect of increasing its net loss by $1,283,065 for the three-month and the six-month period ended June 30, 2005, increasing its comprehensive loss by $166,219 for the three-month and the six-month periods ended June 30, 2005, and increasing its loss per share by $.01 for the three-month and six-month periods ended June 30, 2005. The change in carrying value of the Company's restricted investment in marketable securities does not have any net impact on the Company's consolidated statement of cash flows for the interim periods ended June 30, 2005.

NOTE 3 - LOANS PAYABLE

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


NOTE 4 - CONVERTIBLE DEBENTURES PAYABLE

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


NOTE 4 - CONVERTIBLE DEBENTURES PAYABLE (continued)

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

NOTE 4 - CONVERTIBLE DEBENTURES PAYABLE (continued)

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
                                                      ===============

NOTE 5 - STANDBY EQUITY DISTRIBUTION AGREEMENT

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


NOTE 5 - STANDBY EQUITY DISTRIBUTION AGREEMENT (continued)

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

NOTE 6 - LOAN PAYABLE - RELATED PARTY

As of June 30, 2005, the Company has outstanding loans payable due to an officer/director/principal stockholder of the Company of $304,924. This amount is non-interest bearing and is due upon demand.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 7 -  STOCKHOLDERS' DEFICIT

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

NOTE 7 -  STOCKHOLDERS' DEFICIT (continued)

Common Stock (continued)

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

Stock warrant activity for the six months ended June 30, 2005 is summarized as follows:

                                              Number of        Weighted average
                                                shares          exercise price
                                              ---------        ----------------
      Outstanding at December 31, 2004                 -            $         -
          Granted                              4,000,000                   .001
          Exercised                                    -                      -
                                               ---------        ---------------

     Outstanding at June 30, 2005              4,000,000            $     0.001
                                               ==========        ==============

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

NOTE 8 - GOING CONCERN CONSIDERATIONS

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $10,601,615 and a working capital deficit of $1,536,669 at June 30, 2005, net losses in six months ended June 30, 2005 of $2,451,240 and cash used in operations during the six months ended June 30, 2005 of $503,424. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. In order to raise funds, on April 1, 2005, the Company entered into a Standby Equity Distribution Agreement and a Securities Purchase Agreement for the issuance and sale of $1,000,000 of 7% secured convertible debentures (See Note 3 and 4). Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate increased revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 9 - SUBSEQUENT EVENTS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Total operating expenses for six months ended June 30, 2005 were $1,030,336, an increase of $694,973, or approximately 207.2%, from total operating expenses in six months ended June 30, 2004 of $335,363. This increase is primarily attributable to:

         ? an increase of $1,817, or approximately 51.7%, in depreciation and amortization resulting from the amortization of an intangible asset, a customer list, acquired in the acquisition of Meeting Technologies;

         ? an increase of $23,176, or approximately 78%, in professional expense primarily associated with a Standby Equity Distribution Agreement and debenture entered into in April 2005 described later in this discussion as well as fees associated the filing of our registration statement on Form SB-2;

         ? an increase of $22,718, or approximately 147%, in rent expense reflecting our new lease for our principal offices which began in March 2004 and the addition of our Texas office in November 2004. In June 2005, we consolidated all of our operations into our Boca Raton, Florida office and closed our Texas office. Future savings in rent expense as a result of this consolidation of office space is $1,500 per month or $18,000 annually;

         ? an increase of $215,879, or approximately 240.4%, in compensation expense which is primarily the result of hiring of additional sales and administrative staff and payment of increased commissions during six months ended June 30, 2005. During the six months ended June 30 2005, we had an average of 10 employees compared to 4.67 during the six months ended June 30, 2004. Additionally, we paid compensation to our former CEO for the entire six months period versus four month in fiscal 2004 as a result of his hiring in February 2004 an increase of $10,500. During the six months ended June 30, 2005, we also paid commissions of approximately $20,000 to our former CEO under the terms of his employment agreement as compared to $0 in the prior period. On June 24, 2005, we signed a separation agreement with our former CEO with no further compensation.

         ? an increase of $295,962, or 802%, in stock-based compensation to $332,859 for the six months ended June 30, 2005 as compared to $36,897 for the six months ended June 30, 2004. This increase is a result of an increase in stock issuances to employees and officers aggregating $110,900 as compensation for services and an increase in stock issuance to consultants and amortization of deferred compensation aggregating $185,062. During the six months ended June 30, 2005, we granted common stock to our former CEO valued at $44,500 under the terms of his employment agreement for which we did not have a comparable expense in fiscal 2004. We expect to incur similar stock-based compensation and consulting expense in the future.

o an increase of $135,421, or approximately 84.6%, in other selling, general and administrative expenses as summarized below:


                                                Six Months Ended June 30,
                                              2005                      2004
                                         -------------          --------------

   Advertising and promotion              $   18,543             $     10,289
   Auto expense                               18,452                    7,018
   Health insurance                           16,296                   11,796
   Bad debt                                   19,000                        -
   Payroll taxes                              17,005                    7,336
   Settlement expense                         80,705                        -
   Telephone and communications               28,812                   23,626
   Travel and entertainment                   30,789                   22,964
   Other                                      65,842                   76,994
                                         -------------          --------------

                                           $ 295,444              $   160,023
                                         =============          ==============

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

         Total other expense increased $1,477,068, or approximately 39,867%, for six months ended June 30, 2005 as compared to six months ended June 30, 2004. Included in this net increase is:

         * $18,863 of other income for the six months ended June 30, 2005 which was attributable to the reduction of accounts payable over four years old that management has deemed forgiven;
         * an increase of $45,216, or approximately 1,220%, in interest expense for the six months ended June 30, 2005 as compared to six months ended June 30, 2004 which reflects an increase in our borrowings since the first quarter of fiscal 2004;
        * an increase of $1,283,065 in loss from impairment of marketable securities due to a other-than-temporary decline in the market value of our marketable securities; and
         * an increase of $167,926 on the loss from sale of marketable securities which relates to the decline in the market value of the Langley Park ordinary shares as described below.

         We reported a net loss of $2,451,240 for the six months ended June 30, 2005 as compared to a net loss of $59,471 for the six months ended June 30, 2004. For the six months ended June 30, 2005 we reported an other comprehensive gain of $1,282,950 which represents a decrease in unrealized loss on marketable securities resulting from the Langley Park transaction described below. We did not have a comparable loss for the six months ended June 30, 2004. As a result of the foregoing, our comprehensive loss for the six months ended June 30, 2005 was $1,168,290 as compared to a comprehensive loss of $59,471 for the six months ended June 30, 2004.

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

        *   an increase in our net loss of $2,391,769,

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

        * An increase in our loss from impairment of marketable securities of $1,283,065,

        * a decrease of $4,597 in change in other assets which relates to assets acquired in the Meeting Technologies transaction,


        * an increase of $142,520 in accounts payable, and

        * a decrease of $14,436 in accrued expenses.

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

Langley Park transaction

At June 30, 2005, we hold 723,226 shares of a United Kingdom Corporation (the "Investee") pursuant to a stock-exchange agreement whereby the Company originally issued 47,500,000 of its shares of common stock in exchange for 1,218,225 shares of Investee's stock (net of 105,672 shares paid to the placement agent as a fee). At the time of issuance, the Company recorded the cost of the investment at the market value of the shares exchanged of $2,398,751. At June 30, 2005, the Company holds 660,449 shares of the Investee in an escrow account which may not be released without the Investee's permission until 2006. If the average of the closing bid prices per share of the Company's common stock during the 10 trading days immediately preceding July 30, 2006 ("Average Closing Bid Price") is below $0.0505, the Investee will repurchase a proportion of its shares held in escrow at a price of approximately $0.02 per share. The proportion to be repurchased is computed using the difference between $.0505 and the Average Closing Bid Price as the numerator and $.0505 as the denominator. Until these shares are released from escrow, the Company accounts for the value attributable to such shares as restricted investment in marketable securities and is presented as an asset on the accompanying balance sheet. Management believes that the fair value of this investment is impaired and has adjusted its carrying value to approximately $12,000 as of June 30, 2005. The decrease in the carrying and the fair value of these shares of $1,187,455 as of June 30, 2005 has been recorded as a realized loss in its consolidated statement of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The remaining Investee shares (59,777 shares) are stated at market value based on the most recently traded price of these securities at June 30, 2005 as a current asset. Management believes that the fair value of this investment is impaired and has adjusted its carrying value to its fair value at June 30, 2005 of approximately $13,000. The decrease in the carrying and the fair value of these shares of $95,610 as of June 30, 2005 has been recorded as a realized loss in its consolidated statement of operations. These Investee shares are classified as available for sale at June 30, 2005. As of June 30, 2005, accumulated unrealized gains and losses, determined by the difference between adjusted historical purchase price (after impairment) and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive loss in Shareholders' Deficit. Realized gains and losses are determined by the difference between adjusted purchase price (after impairment) and gross proceeds received when the marketable securities are sold.
During the six months ended June 30, 2005, we generated proceeds of $31,834 through the sale of a portion of the Langley Park ordinary shares we received in this transaction. We entered into this transaction in order to provide capital to finance our operations and meet our working capital requirements.

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

ITEM 3.  CONTROLS AND PROCEDURES

         Our President and acting Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Company's President and acting Chief Financial
Officer have concluded that the Company's disclosure controls and procedures were not effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report as a result of the restatement described below.

          Other than as described herein, there have been no changes in our internal controls or in other factors, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as described herein.

         On November 16, 2005, the Company determined that it was restating its consolidated balance sheet, statement of operations, and statements of cash flow as of and for the interim period ended June 30, 2005 to correct the carrying value of its restricted and unrestricted investment in marketable securities. Previously, the Company had presented its restricted and unrestricted investment in marketable securities at a value of $155,983. As a result of a normal review of its financial statements by the staff of the Securities and Exchange Commission, and after considering the length of time and the extent to which the market value of the restricted investment has been held less than its costs and other factors, the Company has determined that the fair value of the restricted and unrestricted investment amounted to $24,866 as of June 30, 2005. Consequently, in this Form 10-QSB/A the Company is restating its interim financial statements as of June 30, 2005 and for the interim period then ended. The change in carrying value of the Company's restricted and restricted investment in marketable securities had the effect, after the reclassification of restricted investments to assets, of increasing its assets by $11,920 and decreasing the stockholders' deficit by $11,920 as of June 30, 2005. The change in carrying value of the Company's restricted and unrestricted investment in marketable securities also had the effect of increasing its net loss by $1,283,065 for the three-month and the six-month period ended June 30, 2005, increasing its comprehensive loss by $166,219 for the three-month and the six-month periods ended June 30, 2005, and increasing its loss per share by $.01 for the three-month and six-month periods ended June 30, 2005. The change in carrying value of the Company's restricted investment in marketable securities does not have any net impact on the Company's consolidated statement of cash flows for the interim periods ended June 30, 2005

            As a result of the restatement of its consolidated balance sheets, statement of operations, and statements of cash flow, the Company determined that there was a material weakness in its internal control over financial reporting as of June 30, 2005 related to the presentation of the restricted investment in marketable securities as an asset and the carrying value of this restricted investment in marketable securities. The transaction which led to the Company's acquisition of marketable securities was a one-time transaction and management of the Company does not anticipate that the Company will enter into similar transactions in future periods. Because the Company corrected the presentation of the restricted investment in marketable securities as an assets and reduced the carrying value of this restricted investment in marketable securities and recognized the related charge to earnings, as a result of the non-recurring nature of the underlying transaction the Company believes that it corrected this material weakness.

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

Item 6.  Exhibits

31.1 Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2     Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of President Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2     Certification of Chief Financial Officer Certification pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002