Form 10QSB
period 2005-09-30
DIRECTVIEW INC
filed 2005-11-22
CIK 884380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly report ended September 30, 2005

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


                        7700 West Camino Real, Suite 200
                            Boca Raton, Florida 33433
                    (Address of principal executive offices)

                                 (561) 750-9777
                           (Issuer's telephone number)


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

                       APPLICABLE ONLY TO COPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 15, 2005, there were 288,560,090 shares of the small business issuer's common stock outstanding.


Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

         References in this report to "DirectView", "we", "us" and "our" are to DirectView, Inc. a Nevada corporation, and our subsidiaries Ralston Communications, Inc., a Florida corporation, Ralson Communication Services, Inc., Florida Corporation, and Meeting Technologies, Inc., a Delaware corporation. The information which appears on our web site at www.directviewinc.com is not part of this quarterly report.

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

                                DIRECTVIEW, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements

     Consolidated Balance Sheet (Unaudited)
          As of September 30, 2005.............................................3
     Consolidated Statements of Operations (Unaudited)
          For the Three and Nine Months Ended September  30, 2005 and 2004 ....4
     Consolidated Statements of Cash Flows (Unaudited)
          For the Nine Months Ended September 30, 2005 and 2004................5

     Notes to Consolidated Financial Statements.............................6-14

     Item 2 - Management's Discussion and Analysis or Plan of  Operation...15-22

     Item 3 - Controls and Procedures......................................22-23

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings.................................................23

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......23

    Item 3. Defaults Upon Senior Securities...................................24

    Item 4.  Submission of Matters to a Vote of Security Holders..............24

    Item 5 - Other Information................................................24

    Item 6 - Exhibits.........................................................24

    Signatures................................................................24

                                 DIRECTVIEW, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET
                                        September 30, 2005
                                            (Unaudited)

                                              ASSETS
CURRENT ASSETS:
    Cash                                                                                                   $     113,660
    Marketable Securities, at market                                                                              15,806
    Accounts Receivable (Net of Allowance for Doubtful Accounts of $87,000)                                       27,548
    Other Current Assets                                                                                          33,130
                                                                                                      -------------------

        Total Current Assets                                                                                     190,145

PROPERTY AND EQUIPMENT - Net                                                                                      16,503
RESTRICTED INVESTMENT IN MARKETABLE SECURITIES                                                                    11,642
DEFERRED OFFERING COSTS                                                                                          180,000
INTANGIBLES ASSET (Net of Accumulated Amortization of $13,654)                                                    14,507
OTHER ASSETS                                                                                                      12,972
                                                                                                      -------------------

        Total Assets                                                                                       $     425,769
                                                                                                      ===================


                               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Loans Payable                                                                                          $     229,600
    Convertible Debentures Payable, net                                                                          891,747
    Accounts Payable                                                                                             422,785
    Accrued Expenses                                                                                              59,009
    Deferred Revenue                                                                                              14,336
    Customer Deposits                                                                                             33,330
    Due to Shareholder                                                                                           275,550
                                                                                                      -------------------

        Total Current Liabilities                                                                              1,926,357

LONG-TERM LIABILITIES:
    Deferred Revenue                                                                                              10,990
                                                                                                      -------------------

        Total Liabilities                                                                                      1,937,347
                                                                                                      -------------------

STOCKHOLDERS' DEFICIT:
    Preferred Stock ($0.0001 Par Value; 4,900,000 Shares Authorized;  No
        Shares Issued and Outstanding)                                                                                 -
    Series 1 Voting Preferred Stock ($.0001 Par Value; 100,000 shares authorized ;
        100,000 Shares Issued and Outstanding; Liquidation Preference $1,000)                                         10
    Common Stock ($0.0001 Par Value; 2,500,000,000 Shares Authorized;
        288,560,090 Shares Issued and Outstanding)                                                                28,856
    Additional Paid-in Capital                                                                                 9,246,709
    Accumulated Deficit                                                                                      (10,787,153)
                                                                                                      -------------------

        Total Stockholders' Deficit                                                                           (1,511,578)
                                                                                                      -------------------

        Total Liabilities and Stockholders' Deficit                                                        $     425,769
                                                                                                      ===================




     See accompanying notes to unaudited consolidated financial statements.
                                       -3-

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     For the Three Months Ended               For the Nine Months Ended
                                                             September 30,                           September 30,
                                                    ------------------------------------------------------------------------------
                                                           2005               2004                 2005                2004
                                                    ----------------- --------------------- --------------------  ------------------
                                                        (Unaudited)       (Unaudited)           (Unaudited)         (Unaudited)

NET SALES                                               $   95,536         $   24,404          $   418,467         $   416,593

COST OF SALES                                               45,962              8,852              309,024             121,444
                                                    ----------------- --------------------- --------------------  ------------------

GROSS PROFIT                                                49,574             15,552              109,443             295,149
                                                    ----------------- --------------------- --------------------  ------------------

OPERATING EXPENSES:
    Depreciation and Amortization                            3,154              2,649                8,483               6,161
    Bad Debt Expenses                                            -             55,715               19,000              55,715
    Professional Fees                                       18,429             20,930               71,305              50,630
    Rent                                                    15,815             13,608               53,973              29,048
    Compensation                                            79,099             64,904              384,769             154,695
    Stock-Based Compensation                                     -             67,068              110,900             103,965
    Stock-Based Consulting                                       -                  -              221,959                   -
    Other Selling, General and Administrative               77,019             76,593              353,463             236,616
                                                    ----------------- --------------------- --------------------  ------------------

        Total Operating Expenses                           193,516            301,467            1,223,852             636,830
                                                    ----------------- --------------------- --------------------  ------------------

LOSS FROM OPERATIONS                                      (143,942)          (285,915)          (1,114,409)           (341,681)
                                                    ----------------- --------------------- --------------------  ------------------

OTHER INCOME (EXPENSES):
     Other Income                                            4,538                  -               23,401                   -
     Loss from Sale of Marketable Securities                     -                  -             (167,926)                  -
     Unrealized Gain on Marketable Securities                2,582                  -                2,582                   -
     Loss from Impairment of Marketable Securities               -                  -           (1,283,065)                  -
     Interest  Income                                        3,270                  -                3,546                   -
     Interest Expense                                      (51,986)            (2,025)            (100,907)             (5,730)
                                                    ----------------- --------------------- --------------------  ------------------

        Total Other Income (Expenses)                      (41,596)            (2,025)          (1,522,369)             (5,730)
                                                    ----------------- --------------------- --------------------  ------------------

NET LOSS                                                  (185,538)          (287,940)          (2,636,778)           (347,411)

OTHER COMPREHENSIVE GAIN (LOSS):
   Reversal of Previous Unrealized Losses on
       Marketable Securities                                     -                  -            1,282,950                   -
   Unrealized Gain (Loss) on Marketable Securities               -         (1,527,325)                   -          (1,527,325)
                                                    ----------------- --------------------- --------------------  ------------------

COMPREHENSIVE LOSS                                      $  (185,538)       $(1,815,265)       $  (1,353,828)       $ (1,874,736)
                                                     ================ =====================   ==================  ==================

NET LOSS PER COMMON
  SHARE - Basic and Diluted                             $     (0.00)       $     (0.00)        $      (0.01)       $      (0.00)
                                                     ================ =====================   ==================  ==================

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - Basic and Diluted                     288,560,090        249,138,083          283,921,914         224,604,065
                                                     ================ =====================   ==================  ==================





See accompanying notes to unaudited consolidated financial statements.
                              -4-

                       DIRECTVIEW, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the Nine Months Ended
                                                                     September 30,
                                                               ---------------------------
                                                                   2005          2004
                                                               ------------- -------------
                                                                (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                   $ (2,636,778)   $ (347,411)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:
           Depreciation and amortization                              8,483         6,161
           Stock-based compensation                                 332,859       103,965
           Other income                                             (23,401)            -
           Amortization of discount on loan payables                 91,588             -
           Loss from sale of marketable securities                  167,926             -
           Unrealized gain on marketable securities                  (2,582)            -
           Loss from impairment of marketable securities          1,283,065             -

           (Increase) Decrease in:
             Accounts receivable                                    201,456        13,005
             Other current assets                                   (31,660)            -
             Due from related party                                       -        (1,353)
             Other assets                                            (2,671)       (8,801)

           Increase (Decrease) in:
              Accounts payable                                      (27,238)      118,082
              Accrued expenses                                       (7,212)         (330)
              Customer deposits                                      33,330             -
              Deferred revenue                                      (12,133)            -
                                                               ------------- -------------

Net Cash Flows Used in Operating Activities                        (624,968)     (116,682)
                                                               ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                             (15,766)         (670)
     Proceeds from sale of marketable securities                     31,834             -
     Cash from acquisition                                                -           391
                                                               ------------- -------------

Net Cash Flows Provided by (Used in) Investing Activities            16,068          (279)
                                                               ------------- -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                              -        60,000
     Proceeds from notes payable                                          -        52,500
     Proceeds from loans payable                                    875,000             -
     Payments on loans payable                                      (93,000)            -
     Payments on advances from shareholder                          (66,485)      (29,201)
                                                               ------------- -------------

Net Cash Flows Provided by Financing Activities                     715,515        83,299
                                                               ------------- -------------

Net Increase (Decrease) in Cash                                     106,615       (33,662)

Cash - Beginning of Period                                            7,045        38,828
                                                               ------------- -------------

Cash - End of Period                                           $    113,660    $    5,166
                                                               ============= =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                                    $   3,233     $        -
                                                               ============= =============
     Income Taxes                                                $       -     $        -
                                                               ============= =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for debt                                     $       -     $   39,340
                                                               ============= =============
Common stock issued for marketable securities                    $       -     $ 2,206,851
                                                               ============= =============
Common stock issued for deferred debt issuance costs             $  180,000    $        -
                                                               ============= =============
Grant of stock warrants in connection with loan payable          $  74,831     $        -
                                                               ============= =============

Acquisition details:
     Fair value of assets acquired                               $       -     $  32,461
                                                               ============= =============
     Liabilities assumed                                         $       -     $  38,181
                                                               ============= =============
     Common stock issued for acquisitions                        $       -     $  25,000
                                                               ============= =============
     Customer list                                               $       -     $  30,720
                                                               ============= =============


     See accompanying notes to unaudited consolidated financial statements.
                                       -5-

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and notes thereto contained in the Report on Form 10-KSB of DirectView, Inc. ("our Company" or the "Company"), as amended, as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

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

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

         * Revenue is recognized upon completion of conferencing services. The Company generally does not charge up-front fees and bills its customers based on usage.

         * Revenue for video equipment sales is recognized upon delivery and installation.

         * Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Marketable equity securities

At September 30, 2005, the Company holds 723,226 shares of a United Kingdom Corporation (the "Investee") pursuant to a stock-exchange agreement whereby the Company originally issued 47,500,000 of its shares of common stock in exchange for 1,218,225 shares of Investee's stock (net of 105,672 shares paid to the placement agent as a fee). At the time of issuance, the Company recorded the cost of the investment at the market value of the shares exchanged of $2,398,751. At September 30, 2005, the Company holds 660,449 shares of the Investee in an escrow account which may not be released without the Investee's permission until 2006. If the average of the closing bid prices per share of the Company's common stock during the 10 trading days immediately preceding July 30, 2006 ("Average Closing Bid Price") is below $0.0505, the Investee will repurchase a proportion of its shares held in escrow at a price of approximately $0.02 per share. The proportion to be repurchased is computed using the difference between $.0505 and the Average Closing Bid Price as the numerator and $.0505 as the denominator. Until these shares are released from escrow, the Company accounts for the value attributable to such shares as restricted investment in marketable securities and is presented as an asset on the accompanying balance sheet. As of June 30, 2005, management believed that the fair value of this investment was impaired and adjusted its carrying value to approximately $12,000 as of June 30, 2005. The decrease in the carrying and the fair value of these shares of $1,187,455 as of June 30, 2005 was recorded as a realized loss in its consolidated statement of operations.

The remaining unrestricted Investee shares (59,777 shares) are stated at market value based on the most recently traded price of these securities at September 30, 2005 as a current asset. At June 30, 2005, management believed that the fair value of this investment was impaired and adjusted its carrying value to its fair value at June 30, 2005 of approximately $13,000. The decrease in the carrying and the fair value of these shares of $95,610 as of June 30, 2005 was recorded as a realized loss in its consolidated statement of operations. These Investee shares are classified as a trading security at September 30, 2005. As of September 30, 2005, unrealized gains and losses, determined by the difference between adjusted historical purchase price (after impairment) and the market value at each balance sheet date, are recorded as an unrealized gain or loss on the accompanying statements of operations. Realized gains and losses are determined by the difference between adjusted purchase price (after impairment) and gross proceeds received when the marketable securities are sold.

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

Loss per common share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2005, there were warrants to purchase 4,000,000 shares of common stock, which could potentially dilute future earnings per share.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("SFAS No. 123R"). SFAS No. 123R requires companies to recognize, in the statement of operations, the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for the Company on January 1, 2006. The Company is in process of evaluating the impact of this pronouncement on its financial position.

In May 2005, FASB issued FASB Statement 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3" (" SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.


NOTE 2 - LOANS PAYABLE

As of September 30, 2005, the Company has loans with various entities and an individual. The loans bear interest at 3.50% per annum and are payable on December 31, 2005. During the period of any default under the terms of the notes, the interest rate on the entire outstanding debt shall be at the rate of 12% per annum. At September 30, 2005, loans payable to these entities or individual amounted to $229,600. As of September 30, 2005, accrued interest payable on the loans amounted to $16,878 and is included in accrued expenses on the accompanying balance sheet.

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

In December 2004, the Company borrowed $7,500 from an individual. The loan was repaid during the six months ended June 30, 2005.

The scheduled maturities of loans payable are as follows:

                           2005                        $          229,600
                                                      ====================

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

The Company has the right to redeem, with three business days advance written notice, all or a portion of the outstanding secured convertible debentures at redemption price of 120% of the amount redeemed, plus accrued interest. If the Company should default under the terms of the 7% secured convertible debentures, at the option of the holder the interest is payable in shares of our common stock valued at the closing bid price on the date the interest payment is due or made.

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

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPYEMBER 30, 2005

NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE (continued)

The warrants the Company granted to Highgate House Funds, Ltd. entitle it to purchase 4,000,000 shares of the Company's common stock at an exercise price of $0.001 per share. The exercise price of the warrants is subject to adjustment in the event the Company issues or sells shares of its common stock or securities exercisable or convertible into shares of its common stock at a price less than the then effective exercise price, except under certain circumstances as described in the warrant. The exercise price and number of shares issuable upon the exercise of the warrants are also subject to adjustment in the event of stock splits, stock dividends or recapitalizations. These warrants were treated as a discount on the convertible debenture and on April 1, 2005 were valued at $74,841 under SFAS No.123 using the Black-Scholes option-pricing model to be amortized over the debenture term. Additionally, the Company paid Yorkville Advisors Management LLC, the investment advisor of Highgate House Funds, Ltd., a fee of $100,000, as well as an structuring fee of $10,000 and a due diligence fee and other fees of $15,000. These fees were treated as a discount on the convertible debenture and beginning on April 1, 2005 are being amortized over the debenture term. Amortization expense for the nine months ended September 30, 2005 was $91,588 and is included in interest expense.

Under the terms of the Securities Purchase Agreement, secured convertible debentures and warrants, no conversion of the debentures or exercise of the warrants may occur if a conversion or exercise would result in Highgate House Funds, Ltd. and any of its affiliates beneficially owning more than 4.99% of the Company's outstanding common shares following such conversion or exercise. Highgate House Funds, Ltd. may waive this provision upon 65 days prior notice to the Company and this provision will not apply to the warrants during the last 60 days of the term of the warrants. So long as the 7% secured convertible debentures are outstanding, without the debenture holder's consent, the Company cannot:

   * issue or sell shares of our common or preferred stock, or any warrant option or right to acquire shares of our common stock, without consideration or for a per share consideration less than the bid price for our shares on the date of issuance,

    * file a registration statement on Form S-8 except to register up to 20,000,000 shares of our common stock to be issued under a stock incentive plan to our non-executive employees, provided that such shares are not issued without consideration or for a consideration less than the closing bid price of our common stock on the day of issuance and that the registration statement is not filed prior to 90 days after the date of the prospectus contained in the Company's registration statement which is presently pending with the Securities and Exchange Commission.,

   * enter into any transaction with officers, directors, 5% or greater stockholders or their affiliates except for customary employment arrangements, an investment in an affiliate of our company, a transaction which is upon terms we might receive in an arms-length transaction with a non-affiliate, or any transaction which is approved by our disinterested directors.

The Company agreed to file a registration statement with the Securities and Exchange Commission registering the shares of its common stock underlying the 7% secured convertible debentures and the warrants on or prior to May 31, 2005, and to use its best efforts to cause the registration statement to be declared effective by the SEC within 90 days from the date of filing. The Company filed the registration statement with the SEC on June 1, 2005, however, such registration statement has not yet been declared effective, As a result of the foregoing, or if the registration statement does not remain effective (except for certain specified periods) once it is declared effective by the SEC, of which there are no assurances, the Company is subject to the payment of liquidated damages equal to 2% of the liquidated value of the debentures, payable in cash or shares of our common stock at the option of the holder, for each 30 day period during which the deficiency is not cured. We did not accrue any penalties during the period ended September 30, 2005. Because the failure to secure the effectiveness of the registration statement within the 90 day period is partially attributable to comments from the staff of the SEC regarding the Standby Equity Distribution Agreement, we believe, although there can be no assurances, that we may be able to successfully negotiate with Cornell Capital Partners, LP a mitigation or waiver of these penalties.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE (continued)

The convertible debenture liability is as follows at September 30, 2005:


Convertible debentures payable                               $     1,000,000
Less: unamortized discount on debentures                            (108,253)
                                                              ---------------

Convertible debentures, net                                  $       891,747
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

In connection with the SEDA, the Company issued to Cornell Capital Partners, L.P. 9,500,000 shares of its common stock and paid a due diligence fee of $2,500. The Company is also committed to pay to Cornell Capital Partners, L.P. an amount equal to 5% of each purchase of its common stock made by Cornell Capital Partners, L.P. under the SEDA. This additional fee has the effect of a lower purchase price paid by Cornell Capital Partners, L.P. for the Company's stock. The Company also paid Yorkville Advisors Management, LLC, the investment manager for Cornell Capital Partners, L.P., a structuring fee of $10,000, and on each sale under the SEDA, the Company will pay an additional structuring fee of $500. Newbridge Securities Corporation acted as placement agent for the SEDA, and the Company paid that firm a fee of 500,000 shares of its common stock as compensation. The Company valued the common shares issued to Cornell and Newbridge at the fair market value on the dates of grant or $0.018 per share or $180,000 based on the quoted trading price for the stock. The commitment fee was deemed to be a deferred debt offering cost and is being amortized as a financing expense over the effective period of 24 months. As of September 30, 2005, the Company's registration was not yet declared effective and the Company did not begin amortizing the commitment fee.

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

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 4 - STANDBY EQUITY DISTRIBUTION AGREEMENT (continued)

During the two years in which the Company can access the SEDA, without Cornell Capital Partners, L.P.'s consent, the Company cannot:

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

NOTE 5 - LOAN PAYABLE - RELATED PARTY

As of September 30, 2005, the Company has outstanding loans payable due to an officer/director/principal stockholder of the Company of $275,550. This amount is non-interest bearing and is due upon demand.

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

For the nine months ended September 30, 2005, the Company recorded stock-based compensation of $75,109 from the amortization of deferred compensation.

In March 2005, the Company increased its authorized common shares from 300,000,000 to 750,000,000. In May 2005 it further increased its authorized common shares to 1,250,000,000 shares and in August 2005 it further increased the number of its authorized shares of common stock to 2,500,000,000 shares..

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

In connection with the SEDA, the Company issued to Cornell Capital Partners, L.P. 9,500,000 shares of its common stock. Additionally, the Company issued to Newbridge Securities Corporation, the placement agent for the SEDA, 500,000 shares of its common stock as compensation. The Company valued the common shares issued to Cornell and Newbridge at the fair market value on the dates of grant or $0.018 per share or $180,000 based on the quoted trading price. The commitment fee was deemed to be a deferred debt offering cost and is being amortized as a financing expense over the effective period of 24 months. Since as of September 30, 2005, the Company's registration was not yet declared effective, the Company did not begin amortizing the commitment fee.

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

In August 2005, the Company's Board of Directors and the holders of a majority of its issued and outstanding voting securities approved an increase in the number of authorized shares of common stock from 1,250,000,000 shares to 2,500,000,000 shares. On August 16, 2005 the Company filed an amendment to its Articles of Incorporation with the Secretary of State of Nevada.

Common Stock Warrants

In connection with the Securities Purchase Agreement, the Company also issued Highgate House Funds, Ltd. three-year common stock purchase warrants to purchase 4,000,000 shares of the Company's common stock at an exercise price of $0.001 per share (see note 3).

Stock warrant activity for the nine months ended September 30, 2005 is summarized as follows:

                                        Number of         Weighted average
                                          shares           exercise price
                                         ---------        ----------------
    Outstanding at December 31, 2004             -             $         -
         Granted                         4,000,000                    .001

        Exercised                                -                       -
                                          ---------        ----------------

    Outstanding at September 30, 2005     4,000,000             $     0.001
                                          ============           ===========

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 6 -  STOCKHOLDERS' DEFICIT (continued)

The following table summarizes the Company's stock warrants outstanding at September 30, 2005:

                               Options outstanding and exercisable
                       --------------------------------------------------
                                            Weighted      Weighted
                                            average      average
          Range of                          remaining     exercise
       exercise price           Number         life         price
      ----------------        -----------    ---------     --------
          $  0.001              4,000,000        3.00       $ 0.001

NOTE 7 - GOING CONCERN CONSIDERATIONS

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $10,787,153 and a working capital deficit of $1,736,212 at September 30, 2005, net losses in nine months ended September 30, 2005 of $2,636,778 and cash used in operations during the nine months ended September 30, 2005 of $624,968. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. In order to raise funds, on April 1, 2005, the Company entered into a Standby Equity Distribution Agreement and a Securities Purchase Agreement for the issuance and sale of $1,000,000 of 7% secured convertible debentures (See
Note 3 and 4). Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate increased revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

         We are a full-service provider of teleconferencing products and services to businesses and organizations. Effective February 23, 2004, we completed our acquisition of all of the issued and outstanding shares of Meeting Technologies, Inc., a Delaware corporation, from its sole stockholder, Michael Perry. Meeting Technologies, Inc. was a privately held provider of video conferencing equipment and related services. Our results of operations for the nine months ended September 30, 2005 include the results of Meeting Technologies, Inc. from the date of acquisition of February 23, 2004. Pro forma results were not material.

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

Results of Operations

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

         Net sales for nine months ended September 30, 2005 were $418,467 as compared to net sales of $ 416,593 for nine months ended September 30, 2004, an increase of $1,874 or less than 1%. For the nine months ended September 30, 2005, sales of teleconferencing equipment and accessories accounted for approximately 85% of our revenues as compared to 89% for the nine months ended September 30, 2004. Although we had an average of five sales persons during the nine months ended September 30, 2005 as compared to 2.5 sales persons during the nine months ended September 30, 2004, our sales decreased. This decrease was attributable to the fact that during the 2004 period, we recorded revenues from sale of products to three major customers that accounted for approximately $170,000 or 46% of our revenues for the period and we did not have comparable product sales to those three major customers during the nine months ended September 30, 2005. Additionally, during the nine months ended September 30, 2005 we experienced increased competition from competitors that sell similar products. In an effort to increase our sales in future periods we are currently hiring additional inside sales staff to initiate a telemarketing campaign. These staff members will be compensated primarily with commissions. We will generate leads for these individuals by purchasing telemarketing lead lists. We are also working on promoting our new website will be begin an email campaign. We are currently analyzing the costs and expected benefits of these projects.

         Our cost of sales was approximately 74% of net sales for the nine months ended September 30, 2005 as compared to approximately 29 % for the comparable nine month period in fiscal 2004. This decrease in our gross profit margin was primarily attributable to a general increase of costs in product acquisition and the sale of products with lower gross profit margins. Additionally, in order to generate sales, we lowered our prices, therefore increasing costs of sales. We believe that the price reductions may be temporary, however we can not provide any assurance that our gross margins will increase. We are reviewing our pricing structure and will concentrate on higher gross margin product. We are focusing on product sales with higher margin and are revamping our sales staff and expect our sales to increase during the balance of fiscal 2005.

         Total operating expenses for nine months ended September 30, 2005 were $1,223,852, an increase of $587,022, or approximately 92%, from total operating expenses in nine months ended September 30, 2004 of $636,830. This increase is primarily attributable to:

         * an increase of $2,322, or approximately 37%, in depreciation and amortization resulting from the amortization of an intangible asset, a customer list, acquired in the acquisition of Meeting Technologies;

        *  an decrease of $36,757, or approximately 66%, in bad debt expenses;

         * an increase of $20,675, or approximately 41%, in professional fees primarily associated with a Standby Equity Distribution Agreement and debenture entered into in April 2005 described later in this discussion as well as fees associated the filing of our registration statement on Form SB-2;

         * an increase of $24,925, or approximately 86%, in rent expense reflecting our new lease for our principal offices which began in March 2004 and the addition of our Texas office in November 2004. In June 2005, we consolidated all of our operations into our Boca Raton, Florida office and closed our Texas office. Future savings in rent expense as a result of this consolidation of office space is $1,500 per month or $18,000 annually;

         * an increase of $230,074, or approximately 149%, in compensation expense which is primarily the result of hiring of additional sales and administrative staff and payment of increased commissions during the nine months ended September 30, 2005. During the nine months ended September 30 2005, we had an average of 9 employees compared to 4.9 during the nine months ended September 30, 2004. Additionally, we paid compensation to our former CEO during the nine months period ending September 30, 2005 as compared to only 7 month in the comparable period in 2004 as a result of his hiring in February 2004, an increase of $10,500. During the nine months ended September 30, 2005, we also paid commissions of approximately $20,000 to our former CEO under the terms of his employment agreement as compared to $0 in the prior period. On June 24, 2005, we signed a separation agreement with our former CEO with no further compensation;

         * an increase of $228,894, or 220%, in stock-based compensation and consulting expense to $332,859 for the nine months ended September 30, 2005 as compared to $103,965 for the nine months ended September 30, 2004. This increase is a result of an increase in stock issuances to employees and officers aggregating $6,935 as compensation for services and an increase in stock issuance to consultants and amortization of deferred compensation aggregating $221,959. During the nine months ended September 30, 2005, we granted common stock to our former CEO valued at $44,500 under the terms of his employment agreement for which we did not have a comparable expense in fiscal 2004. We expect to incur similar stock-based compensation and consulting expense in the future and;

        * an increase of $116,847, or approximately 49%, in other selling, general and administrative expenses as summarized below:

                                                               Nine Months Ended September 30,
                                                            2005                            2004
                                                     ------------------         ------------------
                  Advertising and promotion          $           22,988         $           17,201
                  Auto expense                                   26,316                     11,752
                  Health insurance                               11,227                     14,381
                  Payroll taxes                                  29,950                     11,933
                  Settlement expense                             80,705                          -
                  Telephone and communications                   39,512                     29,247
                  Travel and entertainment                       46,404                     40,738
                  Other                                          96,361                    111,364
                                                     ------------------         ------------------

                                                     $          353,463         $          236,616
                                                     ==================         ==================

         The changes in these expenses from the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2005 included the following:

1) We increased our advertising expense by $5,787 or 33.6% in order to try to increase public awareness of our company and our brand.

2) Auto expenses increased by $14,564 due to increased gas costs, and increased car allowance to sales staff.

3) We incurred decreased health insurance costs due to a decrease in the number of employees participating in the plan.

4) We had an increase in payroll tax expense due to an increase in the number of employees.

5) In 2005, we recorded settlement expense of $80,705 related to the satisfaction of certain accounts payable at a negotiated amount which was more that what we had recorded on our books.

6) We had a $10,265 increase in telephone and communication costs due to the opening of our Texas office and an increase in telemarketing activities.

7) Travel and entertainment expenses increased $5,666 due to increased sales-related travel.

8) Other selling, general and administrative expenses, which includes postage, general insurance, and office supplies and expenses decreased by $15,003 or 13.5% due to cost cutting measures.

         We reported a loss from operations of $1,114,409 for nine months ended September 30, 2005 as compared to a loss from operations of $341,681 for nine months ended September 30, 2004. Although there can be no assurances, we anticipate that during the fiscal year ending December 31, 2005 our ongoing marketing efforts will result an increase in our net sales from those reported in fiscal 2004. To support these increased sales we anticipate that our operating expenses will also increase during the fiscal year ending December 31, 2005 as compared to the fiscal 2004. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

         Total other expense increased to $1,522,369 for nine months ended September 30, 2005 as compared to $5,730 for the nine months ended September 30, 2004. Included in this net increase of $1,516,639 is:

o $23,401 of other income for the nine months ended September 30, 2005 which was attributable to the reduction of accounts payable over four years old that management has deemed forgiven;

o an increase of $95,177, or approximately 1,661%, in interest expense for the nine months ended September 30, 2005 as compared to nine months ended September 30, 2004 which reflects an increase in our borrowings as well as the amortization of a discount on convertible debentures of $91,588;

o An increase of $1,283,065 in loss from impairment of marketable securities due to an other-than-temporary decline in the market value of our marketable securities;

o An increase in unrealized gains from marketable securities of $2,582 due the reclassification of marketable securities to trading securities;

o an increase in interest income of $3,546 due to investment of cash in interest-bearing accounts and;

o an increase of $167,926 on the loss from sale of marketable securities which relates to the decline in the market value of the Langley Park ordinary shares as described below.

         We reported a net loss of $2,636,778 for the nine months ended September 30, 2005 as compared to a net loss of $347,411 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, we reported an other comprehensive gain of $1,282,950 which represents a reversal of unrealized loss on marketable securities resulting from the Langley Park transaction described below. For the nine months ended September 30, 2004 we reported an other comprehensive loss of $(1,527,325) which represents an increase in the unrealized loss on marketable securities resulting from the Langley Park transaction described below. As a result of the foregoing, our comprehensive loss for the nine months ended September 30, 2005 was $1,353,828 as compared to a comprehensive loss of $1,874,736 for the nine months ended September 30, 2004.

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

            On April 1, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Under the Standby Equity Distribution Agreement ("SEDA"), the Company can require Cornell Capital Partners, L.P. to purchase up to $10,000,000 of its common stock over a two-year period following May 31, 2005. The SEDA establishes what is sometimes termed an equity line of credit or an equity draw-down facility. The $10,000,000 facility may be drawn-down upon by the Company in installments, the maximum amount of each of which is limited to $250,000. For each share of common stock purchased under the SEDA, Cornell Capital Partners, L.P. will pay 97% of the lowest volume weighted average price ("VWAP") of the Company's shares during the five trading days following the Company's draw-down notice to Cornell Capital Partners, L.P.. The VWAP that will be used in the calculation will be that reported by Bloomberg, LLC, a third-party reporting service. In general, the VWAP represents the sum of the value of all the sales of the Company's common stock for a given day (the total shares sold in each trade times the sales price per share of the common stock for that trade), divided by the total number of shares sold on that day.

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

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       We currently have no material commitments for capital expenditures.

         Net cash flows used in operating activities for the nine months ended September 30, 2005 was $624,968 as compared to $116,682 for the nine months ended September 30, 2004. This change is primarily attributable to:

o        an increase in our net loss of $2,289,367,

o an increase of $228,894 in non-cash stock based compensation, which includes $6,935 representing the increase in value of shares issued to other employees as compensation (inclusive of an increase of $44,500 attributable to stock issued to our former CEO under the terms of his employment agreement), $146,850 representing the increase in value of shares issued to third-party consultants as compensation for services, and $75,109 from the amortization of deferred compensation,

o an increase in other income of $23,401 which represents the write-off of accounts payable deemed forgiven, o $167,926 of loss from sale of marketable securities representing the decline in the market price of the Langley Park ordinary shares,

o an increase of $1,283,065 on a loss from impairment of marketable securities,

o an increase in amortization of discount on convertible debentures of $91,588,

o        a decrease of $188,451 in accounts receivable,

o an increase of $25,530 in change in other current and non-current assets which relates to assets acquired in the Meeting Technologies transaction, o a decrease of $145,320 in accounts payable,

o        an increase in customer deposits of $33,330,

o        an decrease of $12,122 in deferred revenues, and,

o       a decrease of $6,882 in accrued expenses.

         We reported net cash flows provided by investing activities of $16,068 for the nine months ended September 30, 2005 as compared to net cash used in investing activities of $279 for the nine months ended September 30, 2004, an increase of $16,347. This increase is attributable to proceeds of $31,834 from the sale of Langley Park ordinary shares offset by an increase in the purchase of property and equipment of $15,096.

         Net cash flows provided by financing activities was $715,515 for the nine months ended September 30, 2005 as compared to net cash provided by financing activities of $83,299 for the nine months ended September 30, 2004, an increase of $632,216. This change from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 is primarily attributable to an increase of $822,500 in proceeds from loans payable and debentures payable offset by an increase in repayments to Ms. Ralston, our acting CFO and principal shareholder of $37,284, repayments of loans payable of $93,000 and a decrease in amounts received from the exercise of stock options of $60,000.

         We reported a net increase in cash for the nine months ended September 30, 2005 of $106,615 as compared to a net decrease in cash of $33,662 for the nine months ended September 30, 2004. At September 30, 2005 we had cash on hand of $113,660 and a working capital deficit of $1,736,212. During the nine months ended September 30, 2005, we generated $31,834 in cash through the sale of ordinary shares of Langley Park which we received as consideration for the issuance of shares of our common stock as described below. At September 30, 2005, we had $27,448 of marketable securities; however, the value of those securities is subject to change and there are no assurances we will ever be able to generate cash proceeds in that amount upon their sale. We do not have any commitments for capital expenditures during fiscal 2005; however, we do have $229,600 due on December 31, 2005 under an unsecured promissory note and $1,229,600 principal amount of short-term debt and debentures payable which is due to unrelated third parties in fiscal 2006. We do not presently have sufficient capital available to us to satisfy these obligations, which includes the $1,000,000 principal amount debentures we issued to Highgate House Funds which are secured by all of our assets and a number of shares of our common stock which would represent a majority of our issued and outstanding shares.

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

         We currently have working capital to sustain our core operations for approximately four to six months, but these funds are not sufficient to satisfy our short-term debt obligations in the aggregate amount of approximately $1,460,000. While we previously believed that the proceeds from the debentures would provide sufficient working capital to us until such time as we were able to draw under the Standby Equity Distribution Agreement. Thereafter we believed that the Standby Equity Distribution Agreement would provide access to sufficient capital to provide funds for the repayment of this short-term debt and debentures and our general working capital needs. However, as a result of continuing comments from the staff of the SEC on the structure of the Standby Equity Distributin Agreement, we cannot predict if the registration statement described below will be declared effective in the foreseeable future. We have begun conversations with a view towards restructuring the terms of the short term debt due December 31, 2005 as well as the debentures. There are no assurances that these dicussions will lead to any debt restructuring, in which event we will be unable to pay these obligations as they become due.

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

Langley Park transaction

            At September 30, 2005, we hold 723,226 shares of Langley Park Investments PLC, a United Kingdom Corporation (the "Investee") pursuant to a stock-exchange agreement whereby we originally issued 47,500,000 of our shares of common stock in exchange for 1,218,225 shares of Investee's stock (net of 105,672 shares paid to the placement agent as a fee). Langley Park's ordinary shares are quoted on the London Stock Exchange and the shares we acquired in the transaction are freely saleable by us, subject to the escrow provisions described below. At the time of issuance, we recorded the cost of the investment at the market value of the shares exchanged of $2,398,751. Langley Park has agreed not to sell or otherwise dispose of our shares of common stock it acquired for a period of two years from the date of the transaction. At September 30, 2005, we hold 660,449 shares of the Investee in an escrow account which may not be released without the Investee's permission until 2006. If the average of the closing bid prices per share of our common stock during the 10 trading days immediately preceding July 30, 2006 ("Average Closing Bid Price") is below $0.0505, the Investee will repurchase a proportion of its shares held in escrow at a price of approximately $0.02 per share. The proportion to be repurchased is computed using the difference between $.0505 and the Average Closing Bid Price as the numerator and $.0505 as the denominator. Until these shares are released from escrow, we account for the value attributable to such shares as restricted investment in marketable securities and is presented as an asset on the accompanying balance sheet. As of June 30, 2005, management believed that the fair value of this investment was impaired and adjusted its carrying value to approximately $12,000 as of June 30, 2005. The decrease in the carrying and the fair value of these shares of $1,187,455 as of June 30, 2005 was recorded as a realized loss in its consolidated statement of operations.

            The remaining unrestricted Investee shares (59,777 shares) are stated at market value based on the most recently traded price of these securities at September 30, 2005 as a current asset. At June 30, 2005, management believed that the fair value of this investment was impaired and adjusted its carrying value to its fair value at June 30, 2005 of approximately $13,000. The decrease in the carrying and the fair value of these shares of $95,610 as of June 30, 2005 was recorded as a realized loss in its consolidated statement of operations. These Investee shares are classified as a trading security at September 30, 2005. As of September 30, 2005, unrealized gains and losses, determined by the difference between adjusted historical purchase price (after impairment) and the market value at each balance sheet date, are recorded as an unrealized gain or loss on the accompanying statements of operations. Realized gains and losses are determined by the difference between adjusted purchase price (after impairment) and gross proceeds received when the marketable securities are sold.

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

Recent Accounting Pronouncements

         In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("SFAS No. 123R"). SFAS No.
123R requires companies to recognize, in the statement of operations, the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for the Company on January 1, 2006. We are in process of evaluating the impact of this pronouncement on our financial position.

         In May 2005, FASB issued FASB Statement 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3" (" SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

         Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.


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

         On November 16, 2005,the Company determined that we would restate our consolidated balance sheet, statement of operations, and statements of cash flow as of and for the interim period ended June 30, 2005 to correct the carrying value of our restricted and unrestricted investment in marketable securities. Previously, we had presented our restricted and unrestricted investment in marketable securities at a value of $155,983. As a result of a normal review of our financial statements by the staff of the Securities and Exchange Commission, and after considering the length of time and the extent to which the market value of the restricted investment has been held less than its costs and other factors, we have determined that the fair value of the restricted and unrestricted investment amounted to $24,866 as of June 30, 2005. Consequently, in our Form 10-QSB/A for the period ended June 30, 2005 as filed with the SEC on November 21, 2005, we restated our interim financial statements as of June 30, 2005 and for the interim period then ended. The change in carrying value of the Company's restricted and restricted investment in marketable securities had the effect, after the reclassification of restricted investments to assets, of increasing our assets by $11,920 and decreasing the stockholders' deficit by $11,920 as of June 30, 2005. The change in carrying value of our restricted and unrestricted investment in marketable securities also had the effect of increasing our net loss by $1,283,065 for the three-month and the six-month period ended June 30, 2005, increasing our comprehensive loss by $166,219 for the three-month and the six-month periods ended June 30, 2005, and increasing our loss per share by $.01 for the three-month and six-month periods ended June 30, 2005. The change in carrying value of our restricted investment in marketable securities does not have any net impact on the Company's consolidated statement of cash flows for the interim periods ended June 30, 2005

            As a result of the restatement of our consolidated balance sheets, statement of operations, and statements of cash flow, we determined that there was a material weakness in our internal control over financial reporting as of June 30, 2005 related to the presentation of the restricted investment in marketable securities as an asset and the carrying value of this restricted investment in marketable securities. The transaction which led to the Company's acquisition of marketable securities was a one-time transaction and management of the Company does not anticipate that the Company will enter into similar transactions in future periods. Because the Company corrected the presentation of the restricted investment in marketable securities as an asset and reduced the carrying value of this restricted investment in marketable securities and recognized the related charge to earnings, as a result of the non-recurring nature of the underlying transaction, the Company believes that it corrected this material weakness.



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

Item 6.  Exhibits

31.1     Rule 13a-14(a)/15d-14(a) certification of President
31.2     Rule 13a-14(a)/15d-14(a) certificate of acting Chief Financial Officer
32.1     Section 1350 certification of President
32.2     Section 1350 certification of acting Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     DirectView, Inc.

                             By: /s/Jeffrey Robbins
November 21, 2005                   Jeffrey Robbins
                                    President, principal executive officer

                             By: /s/ Michele Ralston
                                Michele Ralston, acting Chief Financial Officer