Form 10KSB/A
period 2004-12-31
DIRECTVIEW INC
filed 2005-12-13
CIK 884380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-KSB/A-2

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

 Transitional Small Business Disclosure Form (check one):  Yes       No   X
                                                               ----     -----


                   EXPLANATORY NOTE REGARDING AMENDMENT NO. 2

On September 26, 2005 we filed an amendment to our annual report on Form 10-KSB for the fiscal year ended to include our consolidated statement of cash flows for the years ended December 31, 2004 and 2003 which was inadvertently omitted for our Form 10-KSB as filed with the SEC on March 31, 2005. In amendment number 1 to our Form 10-KSB for the year ended December 31, 2004 we also included a revised consolidated statement of operations for the years ended December 31, 2005 and 2004 related to presentation of stock-based compensation and consulting expense and provided certain additional disclosure under Note 3 Acquisitions of our Notes to Consolidated Financial Statements for the year ended December 31, 2004 as well as under our Management's Discussion and Analysis or Results of Operations. These revisions were made in response to comments we received from the SEC on our audited financial statements for the year ended December 31, 2004.

By this amendment number 2 we are amending our Form 10-KSB/A for the year ended December 31, 2004 to restate our audited financials statements at December 31, 2004 and for the year ended December 31, 2004. We determined that the restricted investment in marketable securities should have been classified as an asset. Please see Note 14 Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-KSB/A which further describes the effect of this restatement. These revisions were made in response to comments we received from the SEC on our audited financial statements for the year ended December 31, 2004.

The Items of this Form 10-KSB/A for the year ended December 31, 2004 which are amended and restated are as follows: Part I Financial Information, Item 1 Financial Statements, Consolidated Balance Sheet as of December 31, 2004, Statement of Stockholders' deficit, and Notes to Consolidated Financial Statements as of December 31, 2004, , and Part 3. Controls and Procedures. Further, Part II Other Information, Item 6. Exhibits of this 10-KSB/A-2 includes currently dated certificates from the Company's President and acting Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.

The remaining Items contained in this Form 10-KSB/A consist of all other Items originally contained in our Form 10-KSB for the fiscal year ended December 31, 2004 as amended by amendment number 1 filed on September 26, 2005. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

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

                                              Number of                  Weighted         Number of
                                            securities to be           average          securities remaining
                                              issued upon                exercise         available for future
                                              exercise of                price of         issuance under equity
                                            of outstanding             outstanding      compensation plans
                                            options, warrants          options,         (excluding securities
Plan category                               and rights                 warrants         reflected in column (a))
                                                                       and rights
--------------------------------          ---------------------     ----------------  ----------------------------
                                            (a) (b) (c)

2004 Stock Compensation Plan                0                          n/a              11,750,500

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


On December 9, 2005, we announced that we were restating our Consolidated Balance Sheet at December 31. 2004 and our Consolidated Statement Of Stockholders' Deficit as of and for the year ended December 31, 2004 to reclassify our restricted investment in marketable securities as an asset. Previously, we had presented our restricted investment in marketable securities as a component of our stockholders' deficit. The change in classification of the restricted investment in marketable securities has the effect of increasing our total assets and total liabilities and stockholders' deficit by $178,139, the carrying value of the asset, and correspondingly decreasing our total stockholders' deficit, both as appear on our restated Consolidated Balance Sheet at December 31, 2004. The change in classification of the restricted investment in marketable securities also eliminates the category entitled "Restricted Investment in Marketable Securities" on our Consolidated Statements of Change in Stockholders' Deficit for the year ended December 31, 2004 and reduces the Total Stockholders' Deficit on such statement by $178,139. The change in classification of the restricted investment in marketable securities does not have any impact on our Consolidated Statements Of Operations or Consolidated Statements of Cash Flows for the year ended December 31, 2004.

As a result of the restatement of our Consolidated Balance Sheet and Consolidated Statements of Stockholders' Deficit, our management determined that there was a significant deficiency in our internal control over financial reporting as of December 31, 2004 related to the presentation on our balance sheet of our restricted investment in marketable securities. We determined that such significant deficiency did not rise to the level of a material weakness in our internal control over financial reporting. Because we corrected our presentation of the restricted investment in marketable securities, our management believes that we have corrected this significant deficiency.


         Other than the changes related to the proper presentation of restricted investment in marketable securities, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.





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

                           SUMMARY COMPENSATION TABLE

                           Annual Compensation                         Long-term compensation
                          ---------------------                     --------------------------

                                                                  Awards                 Payouts
                                                                  -------                --------
Name                                        Other                      Securities                All other
and                                         Annual        Restricted   underlying       LTIP     compen-
principal                Salary   Bonus     Compen-        stock       options/         payouts  sation
position          Year     ($)      ($)     sation ($)     awards      SARs (#)         ($)      ($)
- ----------------------------------------------------------------------------------------------------------
Michael Perry     2004   55,785      -       20,000         500,000           -          -        -
(1)               2003        0      0            0               0           0          0        0
                  2002        -      -            -               -           -          -        -

Jeffrey Robbins   2004   39,057      -        7,700        687,500            -          -        -
(2)               2003   33,798      0            0              -      750,000          0        0



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

       Aggregate Option Exercises in Year Ended December 31, 2004
                           and Year-End Option Values

                                               NO. OF SECURITIES
                                            UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                      SHARES                     OPTIONS AT              IN-THE-MONEY OPTIONS AT
                     ACQUIRED     VALUE      DECEMBER 31, 2004  (5)        DECEMBER 31, 2004(1)
                        ON      REALIZED  ---------------------------    --------------------------
NAME                 EXERCISE       $      EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
------               --------    -------   -----------  -------------    ----------- --------------
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

                                   SIGNATURES
         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                           DirectView, Inc.
December 9, 2005                           By: /s/ Jeffrey A. Robbins
                                           -----------------------
                                           Jeffrey A. Robbins, President and
                                           principal executive officer


December 9, 2005                          By: /s/ Michelle Ralston
                                          -----------------------
                                          Michelle Ralston, Chairman
                                          of the Board, Secretary, Treasurer,
                                          acting Chief Financial Officer,
                                          principal financial officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  Signature                 Title                                Date

/s/ Jeffrey Robbins        President, director                 December 9, 2005
- -------------------
Jeffrey Robbins

/s/ Michelle Ralston       Chairman of the Board,              December 9, 2005
- --------------------     Secretary, Treasurer, acting
Michelle Ralston           Chief Financial Officer, principal
                           financial officer

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

As discussed in Note 14, the consolidated financial statements have been restated.


                                                  /s/Sherb & Co., LLP
                                                  Certified Public Accountants

 Boca Raton, Florida
 March 22, 2005
(December 7, 2005 as to Note 14 and as to the effects of the restatement discussed in Note 14)

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004
                           (As Restated - See Note 14)


                                              ASSETS

CURRENT ASSETS:
    Cash                                                                                                    $     7,045
    Marketable Securities, at market                                                                             46,602
    Accounts Receivable (Net of Allowance for Doubtful Accounts of $130,276)                                    229,004
    Other Current Assets                                                                                          1,470
                                                                                                     -------------------


        Total Current Assets                                                                                    284,121

PROPERTY AND EQUIPMENT - Net                                                                                      1,540
RESTRICTED INVESTMENT IN MARKETABLE EQUITY SECURITIES, at market                                                178,139
INTANGIBLES ASSET (Net of Accumulated Amortization of $8,534)                                                    22,187
OTHER ASSETS                                                                                                     10,301
                                                                                                     -------------------

        Total Assets                                                                                        $   496,288
                                                                                                     ===================


                              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Loans Payable                                                                                           $   322,600
    Accounts Payable                                                                                            473,424
    Accrued Expenses                                                                                             66,220
    Deferred Revenue                                                                                             26,880
    Due to Shareholder                                                                                          342,035
                                                                                                     -------------------

        Total Current Liabilities                                                                             1,231,159

LONG-TERM LIABILITIES:
    Deferred Revenue                                                                                             10,579
                                                                                                     -------------------

        Total Liabilities                                                                                     1,241,738
                                                                                                     -------------------

STOCKHOLDERS' DEFICIT:
    Preferred Stock ($0.0001 Par Value; 4,900,000 Shares Authorized;  No
        Shares Issued and Outstanding)                                                                                -
    Series 1 Voting Preferred Stock ($.0001 Par Value; 100,000 shares authorized ;
        100,000 Shares Issued and Outstanding; Liquidation Preference $1,000)                                        10
    Common Stock ($0.0001 Par Value; 750,000,000 Shares Authorized;
        and 270,084,822 Shares Issued and Outstanding)                                                           27,009
    Additional Paid-in Capital                                                                                8,735,965
    Accumulated Deficit                                                                                      (8,150,375)
    Accumulated Other Comprehensive Loss                                                                     (1,282,950)
    Deferred Compensation                                                                                       (75,109)
                                                                                                     -------------------

        Total Stockholders' Deficit                                                                            (745,450)
                                                                                                     -------------------

        Total Liabilities and Stockholders' Deficit                                                         $   496,288
                                                                                                     ===================



          See accompanying notes to consolidated financial statements.
                                       F-3

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                     For the Years ended
                                                                       December 31,
                                                        -------------------------------------------
                                                               2004                   2003
                                                        --------------------   --------------------

NET SALES                                                       $   733,435            $   433,852

COST OF SALES                                                       341,146                129,388
                                                        --------------------   --------------------

GROSS PROFIT                                                        392,289                304,464
                                                        --------------------   --------------------

OPERATING EXPENSES:
    Depreciation and Amortization                                     8,738                  3,478
    Bad Debt Expense                                                126,832                120,000
    Professional Fees                                                66,239                663,122
    Rent                                                             45,449                 22,232
    Compensation                                                    282,201                106,686
    Stock-Based Compensation                                         83,125                106,875
    Stock-Based Consulting Expense                                  118,157              5,280,265
    Other Selling, General and Administrative                       310,295                194,151
                                                        --------------------   --------------------

        Total Operating Expenses                                  1,041,036              6,496,809
                                                        --------------------   --------------------

LOSS FROM OPERATIONS                                               (648,747)            (6,192,345)
                                                        --------------------   --------------------

OTHER INCOME (EXPENSES):
     Rental Income                                                        -                  2,700
     Settlement Income                                                    -                183,383
     Loss from Sale of Marketable Securities                       (520,406)                     -
     Interest Expense                                               (10,825)                (3,638)
                                                        --------------------   --------------------

        Total Other Income (Expenses)                              (531,231)               182,445
                                                        --------------------   --------------------

NET LOSS                                                         (1,179,978)            (6,009,900)

OTHER COMPREHENSIVE LOSS:
   Unrealized Loss on Marketable Securities                      (1,282,950)                     -
                                                        --------------------   --------------------

COMPREHENSIVE LOSS                                             $ (2,462,928)           $(6,009,900)
                                                        ====================   ====================

NET LOSS PER COMMON
  SHARE - BASIC AND DILUTED                                    $      (0.01)           $     (0.06)
                                                        ====================   ====================

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                                 235,222,520            105,490,685
                                                        ====================   ====================


          See accompanying notes to consolidated financial statements.
                                       F-4

                        DIRECTVIEW, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
                  For the Year Ended December 31, 2004 and 2003
                           (As Restated - See Note 14)


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
                                                   ======= =======     ===========   ========       =========== ==========

          See accompanying notes to consolidated financial statements.
                                       F-5

                        DIRECTVIEW, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT Continued
                  For the Year Ended December 31, 2004 and 2003
                           (As Restated - See Note 14)

                                                                                       Accumulated
                                                                                          Other        Total
                                               Additional     Accumulated   Deferred   Comprehensive  Stockholders'
                                            Paid-in Capital     Deficit   Compensation    Loss         Deficit
                                               -----------  -----------    ----------  -----------  ------------

Balance at December 31, 2002                  $        82   $  (960,497)   $       -    $       -    $  (960,397)

Issuance of Shares in Connection with Exchange    (10,778)           -             -            -              -

Conversion of Preferred Stock into Common Stock    (2,798)           -             -            -              -

Conversion of Debt into Common Stock              118,800            -             -            -        120,000

Issuance of Common Stock for Services           6,018,960            -             -            -      6,025,302

Net Loss for the Year Ended December 31, 2003           -   (6,009,900)            -            -     (6,009,900)
                                               -----------  -----------    ----------  -----------  ----------------

Balance at December 31, 2003                    6,124,266   (6,970,397)            -            -       (824,995)

Issuance of Series 1 Voting Preferred Stock           990            -             -            -          1,000

Issuance of common stock for acquisition           24,950            -             -            -         25,000

Common stock issued for debt                        9,987            -             -            -         10,000

Issuance of Common Stock for Services             133,805            -             -            -        134,465

Issuance of Common Stock for Marketable
Securities, net                                 2,202,101            -             -            -      2,206,851

Grant of stock options                            180,266            -       (75,109)           -        105,157

Exercise of stock options                          59,600            -             -            -         60,000

Comprehensive loss:

     Net loss for the year                              -   (1,179,978)            -            -     (1,179,978)

     Unrealized loss on marketable securities           -            -             -   (1,282,950)    (1,282,950)
                                               -----------  -----------    ----------  -----------  ------------

Balance at December 31, 2004                  $ 8,735,965   $(8,150,375)   $ (75,109)   $(178,139)   $  (745,450)
                                            ===============  ===========  ============  =========== =============



          See accompanying notes to consolidated financial statements.
                                       F-6

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the Years Ended December 31,
                                                                     -----------------------------
                                                                         2004           2003
                                                                     -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                        $ (1,179,978)   $ (6,009,900)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:

           Depreciation and amortization                                   8,738           3,478
           Loss on disposal of property and equipment                          -           6,864
           Stock-based compensation                                      201,282       5,995,134
           Bad debt                                                      126,832         120,000
           Settlement Income                                                   -        (183,383)
           Loss from sale of marketable securities                       520,406               -

           (Increase) Decrease in:
             Accounts receivable                                        (236,131)        (73,508)
             Due from related party                                             -           8,510
             Other current assets                                         (1,470)              -
             Other assets                                                (10,301)              -

           Increase (Decrease) in:
              Accounts payable                                           256,664         101,224
              Accrued expenses                                            13,932         (20,994)
              Deferred revenue                                            37,459               -
                                                                   -------------  --------------

Net Cash Flows Used in Operating Activities                             (262,567)        (52,575)
                                                                   -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                     (670)         (1,101)
     Proceeds from sale of marketable securities                          178,754               -
     Cash from acquisition                                                   391                -
                                                                     -------------  --------------

Net Cash Flows Provided by (Used in) Investing Activities                178,475           (1,101)
                                                                     -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                              60,000               -
     Decrease in bank overdraft                                                -          (1,507)
     Proceeds from notes payable                                          47,500         147,100
     Payments on advances from shareholder                               (55,191)        (53,089)
                                                                     -------------  --------------

Net Cash Flows Provided by Financing Activities                           52,309          92,504
                                                                     -------------  --------------

Net Increase (Decrease) in Cash                                          (31,783)         38,828

Cash - Beginning of Year                                                  38,828               -
                                                                     -------------  --------------

Cash - End of Year                                                   $     7,045     $     38,828
                                                                     =============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                                         $        -     $       526
                                                                     =============  ==============
     Income Taxes                                                     $        -     $         -
                                                                     =============  ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Common stock issued for debt                                     $   49,340     $         -
                                                                     =============  ==============
     Exercise of common stock warrants for debt                       $        -     $    120,000
                                                                     =============  ==============
     Common stock issued for marketable securities                    $2,206,851     $          -
                                                                     =============  ==============

Acquisition details:
     Fair value of assets acquired                                    $   32,461     $          -
                                                                     =============  ==============
     Liabilities assumed                                              $   38,181     $          -
                                                                     =============  ==============
     Common stock issued for acquisitions                             $   25,000     $          -
                                                                     =============  ==============
     Customer list                                                    $   30,720    $           -
                                                                     =============  ==============

          See accompanying notes to consolidated financial statements.
                                       F-7

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Meeting had occurred as of the following periods:

------------------------------------------- -----------------  -----------------
                                             Year Ended         Year Ended
                                            December 31, 2004  December 31, 2003
------------------------------------------- -----------------  -----------------

Net Revenues                                     $    792,606     $     848,185
Net Loss from continuing operations              $ (1,162,086)    $  (5,978,452)
Net Loss per Share from continuing operations    $       (.01)    $        (.06)


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


On March 29, 2004, the Board of Directors authorized the designation and issuance of Series 1 Preferred stock, consisting of 100,000 shares of the authorized preferred stock of the Company. The new series is not convertible into common stock of the Company. The holders of the Series 1 Preferred Stock have the equivalent of 3,000 common share votes for each Series 1 Preferred Share. The Series 1 Preferred shareholder is entitled to vote on any and all matters brought to a vote of shareholders of Common Stock. In the event of any liquidation, dissolution or winding up of the Company, holders of shares of the Series 1 Preferred Stock are entitled to receive, out of legally available assets, a liquidation preference of $0.01 per share up to a maximum of $1,000. Outstanding shares of Series 1 Preferred Stock are not subject to redemption by the Company. The designation, number of, voting powers, designations, preferences, limitations, restrictions and relative rights of the Series 1 Preferred Stock may be amended by a resolution of the Board of Directors with the approval of the Series 1 Preferred shareholder. The Company issued 100,000 shares of the Series 1 Preferred Stock on March 29, 2004 to Michelle Ralston, a director, for prior consulting services rendered to the Company.

                        DIRECTVIEW, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 7 - STOCKHOLDERS' EQUITY (continued)

Reverse Stock Split


On May 5, 2003, at a special meeting of shareholders of the Company, shareholders holding shares representing a majority of the votes authorized a reverse split of the outstanding common shares of the Company at the rate of one share for each 100 shares outstanding, provided that no shareholder would be reduced to fewer than 100 shares. At the meeting, 9,376,000 common shares voted for the reverse split and 13,000,000 votes by the holder of the Series B Preferred Stock were cast for the reverse split. No shares voted against the proposed stock split and no shares abstained from voting. The reverse split was declared effective on May 5, 2003. All share information and per share data has been restated to reflect the reverse stock split.


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


On June 18, 2003, the Company converted $120,000 in notes payable into 12,000,000 shares of its restricted common stock at $0.01 per share.


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


In February 2004, the Company issued 500,000 shares of common stock in connection with the acquisition of Meeting Technologies, Inc.

On April 20, 2004, the Company issued 125,000 shares of common stock to satisfy a subscription payable of $10,000.


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

NOTE 10 - MARKETABLE SECURITIES


On July 12, 2004, the Company entered into a stock purchase agreement with Langley Park Investments PLC, a corporation organized under the laws of England and Wales ("Langley"). On July 30, 2004, under the terms of the agreement, the Company sold Langley, 47,500,000 shares of the Company's common stock at the average of the closing bid price per share of common stock during the ten (10) trading days immediately prior to July 30, 2004 which was equal to $.0505 per share for an aggregate value of $2,398,751. The total purchase price was paid by delivery to the Company of 1,320,898 Langley shares (Langley shares represents shares in Langley's investment fund to be traded on the London exchange) which was equal to the total purchase price divided by the conversion rate of British Pound Sterling to US dollar on the day preceding the closing. In connection with the stock purchase agreement, the Company entered into an escrow agreement. The Company and Langley agreed that the Company's shares and the Langley shares will be deposited into escrow, including 50% of the Langley shares to be deposited into escrow as Downside Priced Protection (the "Langley escrow shares"). In connection with this stock purchase agreement, the Company paid a placement fee amounting to $191,900 which was paid by the delivery of 105,672 Langley shares (8% of total Langley shares received) to the Placement Agent.

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

NOTE 14 - RESTATEMENT

As a result of a review of its financial statements by the staff of the Securities and Exchange Commission, and after reviewing certain accounting principles we have applied in previously issued financial statements, management has determined that the Company's restricted investment in marketable securities should have been classified as an asset. Previously, the Company presented its restricted investment in marketable securities as an element of the stockholders' deficit. Consequently, management is restating its annual financial statements as of December 31, 2004 and for the year then ended. The change in presentation of the Company's restricted investment in marketable securities has the effect of increasing assets by $178,139 and decreasing the stockholders' deficit by $178,139 as of December 31, 2004. This change in presentation of the Company's restricted investment in marketable securities did not have any impact on the Company's consolidated statement of operations, earnings per share, and consolidated statement of cash flows for the year ended December 31, 2004.