Form 10QSB/A
period 2005-03-31
DIRECTVIEW INC
filed 2005-12-13
CIK 884380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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


  Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]


State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At April 29, 2005, there were 288,560,090 shares of the small business issuer's common stock outstanding.

                   EXPLANATORY NOTE REGARDING AMENDMENT NO. 1



We are amending our Form 10-QSB for the period ended March 31, 2005 to restate our unaudited financials statements at March 31, 2005 and for the three month period ended March 31, 2005. We have determined that the restricted investment in marketable securities should have been classified as an asset. Please see
Note 1 Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-QSB/A which further describes the effect of this restatement. These revisions were made in response to comments we received from the SEC on our audited financial statements for the year ended December 31, 2004.


The Items of this Form 10-QSB/A for the period ended March 31, 2005 which are amended and restated are as follows: Part I Financial Information, Item 1 Financial Statements, Consolidated Balance Sheet as of March 31, 2005, and Notes to Unaudited Consolidated Financial Statements as of March 31, 2005, , and Part
3. Controls and Procedures. Further, Part II Other Information, Item 6. Exhibits of this 10-QSB/A includes currently dated certificates from the Company's President and acting Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.


The remaining Items contained in this Form 10-QSB/A consist of all other Items originally contained in our Form 10-QSB for the fiscal period ended March 31, 2005 as filed on May 16, 2005. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-QSB, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.


CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this quarterly report on Form 10-QSB/A contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to our ability to raise capital, obtain and retain customers, to provide our products and services at competitive rates, execute our business strategy in a very competitive environment, our degree of financial leverage, risks associated with our acquiring and integrating companies into our own, risks related to market acceptance and demand for our services, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements. Readers should carefully review this Form 10-KSB in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item
1. Business--Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

         When used in this quarterly report, the terms "we", "our", and "us" refers to DirectView, Inc., a Nevada corporation, and our subsidiaries Ralston Communications, Inc., a Nevada corporation and Meeting Technologies, Inc., a Delaware corporation.

                                DIRECTVIEW, INC.
                                  FORM 10-QSB/A
                      QUARTERLY PERIOD ENDED MARCH 31, 2005


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

         Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.19

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

         Item 5 - Other Information...........................................20

         Item 6 - Exhibits and Reports on Form 8-K............................20

         Signatures...........................................................21

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)


                               DIRECTVIEW, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEET
                                          March 31, 2005
                                           (Unaudited)
                                    (As Restated -See Note 1)

                                     ASSETS



CURRENT ASSETS:
    Cash                                                                                                       $ 10,478
    Marketable Securities, at market                                                                             16,761
    Accounts Receivable (Net of Allowance for Doubtful Accounts of $130,276)                                     90,242
    Other Current Assets                                                                                         20,790
                                                                                                     -------------------

        Total Current Assets                                                                                    138,271

PROPERTY AND EQUIPMENT - Net                                                                                      1,470
RESTRICTED INVESTMENT IN MARLETABLE SECURITIES, at market                                                       176,340
INTANGIBLES ASSET (Net of Accumulated Amortization of $11,094)                                                   19,627
OTHER ASSETS                                                                                                     11,279
                                                                                                     -------------------

        Total Assets                                                                                          $ 346,987
                                                                                                     ===================


                              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Loans Payable                                                                                             $ 314,600
    Accounts Payable                                                                                            479,308
    Accrued Expenses                                                                                             98,971
    Deferred Revenue                                                                                             34,318
    Due to Shareholder                                                                                          334,656
                                                                                                     -------------------

        Total Current Liabilities                                                                             1,261,853

LONG-TERM LIABILITIES:
    Deferred Revenue                                                                                              7,514
                                                                                                     -------------------

        Total Liabilities                                                                                     1,269,367
                                                                                                     -------------------

STOCKHOLDERS' DEFICIT:
    Preferred Stock ($0.0001 Par Value; 4,900,000 Shares Authorized;  No
        Shares Issued and Outstanding)                                                                                -
    Series 1 Voting Preferred Stock ($.0001 Par Value; 100,000 shares authorized ;
        100,000 Shares Issued and Outstanding; Liquidation Preference $1,000)                                        10
    Common Stock ($0.0001 Par Value; 750,000,000 Shares Authorized;
        and 278,660,090 Shares Issued and Outstanding)                                                           27,866
    Additional Paid-in Capital                                                                                8,992,858
    Accumulated Deficit                                                                                      (8,798,242)
    Accumulated Other Comprehensive Loss                                                                     (1,114,830)
    Deferred Compensation                                                                                       (30,042)
                                                                                                     -------------------

        Total Stockholders' Deficit                                                                            (922,380)
                                                                                                     -------------------

        Total Liabilities and Stockholders' Deficit                                                           $ 346,987
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
                                                                    =============  =============


     See accompanying notes to unaudited consolidated financial statements.
                                       -5-

                        DIRECTVIEW, INC. AND SBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Marketable equity securities

At March 31, 2005, the Company holds 723,226 shares of a United Kingdom Corporation (the "Investee") pursuant to a stock-exchange agreement whereby the Company originally issued 47,500,000 of its shares of common stock in exchange for 1,218,225 shares of Investee's stock (net of 105,672 shares paid to the placement agent as a fee). At the time of issuance, the Company recorded the cost of the investment at the market value of the shares exchanged of $2,398,751. At March 31, 2005, the Company holds 660,449 shares of the Investee in an escrow account which may not be released without the Investee's permission until 2006. Until these shares are released from escrow, the Company accounts for the value attributable to such shares as restricted investment in marketable securities and is included as an asset o the accompanying balance sheet. The remaining Investee shares are stated at market value based on the most recently traded price of these securities at March 31, 2005 as an asset. These Investee shares are classified as available for sale at March 31, 2005. Accumulated unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive loss in Shareholders' Deficit. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. The decrease in the carrying and the fair value of this investment of approximately $1,114,830 as of March 31, 2005 has been recorded as accumulated other comprehensive loss in stockholders' deficit.

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

Restatement

As a result of a review of its financial statements by the staff of the Securities and Exchange Commission, and after reviewing certain accounting principles we have applied in previously issued financial statements, management has determined that the Company's restricted investment in marketable securities should have been classified as an asset. Previously, the Company presented its restricted investment in marketable securities as an element of the stockholders' deficit. Consequently, management is restating its quarterly financial statements as of March 31, 2005 and for the period then ended. The change in presentation of the Company's restricted investment in marketable securities has the effect of increasing assets by $176,340 and decreasing the stockholders' deficit by $176,340 as of March 31, 2005. This change in presentation of the Company's restricted investment in marketable securities did not have any impact on the Company's consolidated statement of operations, earnings per share, and consolidated statement of cash flows for the period ended March 31, 2005.

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

In December 2004, the Company borrowed $7,500 from an individual. The loan was repaid during the three months ended March 31, 2005.

The scheduled maturities of loans payable are as follows:

                           2005                   $      314,600
                                                 ====================

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

     *  an increase of $42,854 in accrued expenses.

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

ITEM 3.  CONTROLS AND PROCEDURES


         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2005, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

         On December 9, 2005, we announced that we were restating our Consolidated Balance Sheet at March 31, 2005 to reclassify our restricted investment in marketable securities as an asset. Previously, we had presented our restricted investment in marketable securities as a component of our stockholders' deficit. The change in classification of the restricted investment in marketable securities has the effect of increasing our total assets and total liabilities and stockholders' deficit by $176,340, the carrying value of the asset, and correspondingly decreasing our total stockholders' deficit, both as appear on our restated Consolidated Balance Sheet at March 31, 2005. The change in classification of the restricted investment in marketable securities does not have any impact on our Consolidated Statements Of Operations or Consolidated Statements of Cash Flows for the period ended March 31, 2005.

         As a result of the restatement of our Consolidated Balance Sheet, our management determined that there was a significant deficiency in our internal control over financial reporting as of March 31, 2005 related to the presentation on our balance sheet of our restricted investment in marketable securities. We determined that such significant deficiency did not rise to the level of a material weakness in our internal control over financial reporting. Because we corrected our presentation of the restricted investment in marketable securities, our management believes that we have corrected this significant deficiency.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds (continued)

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

                                                     DirectView, Inc.

                                           By: /s/Jeffrey Robbins
December 9, 2005                                  Jeffrey Robbins
                                                  Chief Executive Officer