Form 10KSB
period 2005-12-31
DIRECTVIEW INC
filed 2006-04-18
CIK 884380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                   For the transition period from to ________

                        Commission file number: 001-11115

                                Directview, Inc.
                 (Name of small business issuer in its charter)

           Nevada                               04-3053538
------------------------------           ---------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


    7700 West Camino Real, Suite 200
            Boca Raton, Florida                                 33433
----------------------------------------------             -------------
 (Address of principal executive offices)                    (Zip Code)

           Issuer's telephone number: (561) 750-9777

           Securities registered under Section 12(b) of the Exchange Act:

         Title of each class         Name of each exchange on which registered

          None                                  not applicable


         Securities registered under Section 12(g) of the Exchange Act:

              Common stock, par value $0.0001 per share

              (Title of class)

           Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ x ]

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

         State issuer's revenues for its most recent fiscal year. $689,791 for the fiscal year ended December 31, 2005.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on April 10, 2006 is approximately $535,636.

         On April 15, 2006, 296,060,090 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Not Applicable.

         Transitional Small Business Disclosure Form (check one):  Yes   No   X
                                                                      --     ---

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to increase our revenues, develop our brands, implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control.

         You should consider the areas of risk described in connection with any forward-looking statements that may be made in this annual. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in Item 1. Description of Business - Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

         When used in this annual report, the terms "we", "our", and "us" refers to DirectView, Inc., a Nevada corporation, and our subsidiaries Ralston Communications, Inc., a Nevada corporation, Ralston Communications Services, Inc. and Meeting Technologies, Inc., a Delaware corporation.

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


            In January 2006 we continued receiving orders from Buchannan and Associates Inc., an information technology consulting firm, to provide videoconferencing and technical services for their end user Presbyterian Manors of Mid-America who run not-for-profit retirement communities.

            In February 2006 we received an order from Hospice of Lake and Sumter County, a private, freestanding, not-for-profit Hospice organization serving Lake and Sumter Counties in Central Florida. The order is to provide videoconferencing equipment and services. The intended use ranges from administrative uses to terminal patient use.

            In February 2006 we also received an order from Colodny, Fass, Talenfeld, Karlinsky & Abate, P.A., The firm represents clients throughout Florida and across the nation in diverse areas of the law. The order was for videoconferencing equipment, audio visual equipment and services. The use will range from administrative meetings, partner meetings, depositions to training.

            In March 2006 we received an order from the Renaissance Institute of Palm Beach a freestanding treatment center providing a comprehensive continuum of care for chemical dependency. The order was for videoconferencing equipment and services. The equipment will be used to communicate with remote locations and for telemedicine applications as well.


Our Industry

         Videoconferencing is changing the way many companies do business. As the extended enterprise of employees, customers, suppliers and partners becomes larger and more geographically dispersed, video conferencing has become a critical medium for conducting business globally. This expanded market opportunity has also been fueled by improvements in technology, transition to IP networks, declining prices, and the restructuring of distribution strategies. We believe that the growing base of users with in-house systems, combined with the greater bandwidth now available through the integrated services digital network, or ISDN, and improved business quality internet bandwidth, will contribute to the increased usage of video conferencing. Frost & Sullivan (http://www.frost.com), World Videoconferencing Infrastructure Systems Market: A Strategic Analysis of Growth Opportunities reveals that the video conferencing market reported total U.S. revenues of approximately $161 million in 2002 and forecasted that this market segment could expand to $488.7 million by 2009.

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

         We also sell and service new videoconference systems which support the IP protocol. During 2006 there have been several technical advances in VoIP, which allows the user to make telephone calls using over a data network like the Internet, resulting in a reduction in the cost of entry and ownership of these systems. We believe these cost decreases will allow us much greater market proliferation in future periods.

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

Intellectual Property

         We rely on common law rights to our name and logo. The common law rights protect the use of these marks used to identify our products. It is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to protect our trade names will have a material adverse effect on our business, results of operations and financial condition. We also rely on trade secrets and proprietary know how, and employ various methods, to protect our concepts. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop similar know how or obtain access to our know-how and concepts. There can be no assurance that we will be able to adequately protect our trade secrets. Third parties may assert infringement claims against us or against third parties upon whom we rely and, in the event of an unfavorable ruling on any claim, we may be unable to obtain a license or similar agreement to use technology that we rely upon to conduct our business.

Employees

         As of April 1, 2006, we had 6 full-time employees, including our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

Our history

            We were incorporated in June 1989 under the laws of the State of Massachusetts under the name Boston Pacific Company, Inc. For the years 1995 and prior, Boston Pacific completed several acquisitions and divestitures of subsidiaries. During 1995 Boston Pacific transferred all of its remaining assets in exchange for the assumption of its liabilities as part of a divestiture of its remaining subsidiaries. In July 2002 we changed the name of our company to Boston Pacific Medical, Inc. From approximately 1995 until May 2003 we were not engaged in active operations.

            On May 5, 2003, at a special meeting of our shareholders our shareholders approved changing our domicile from the Commonwealth of Massachusetts to the State of Nevada. At this same meeting our shareholders also approved the change of our corporate name to DirectView, Inc.

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

            Effective February 23, 2004, we completed our acquisition of all of the issued and outstanding shares of Meeting Technologies, Inc., a Delaware corporation, from its sole shareholder, Michael Perry. Meeting Technologies, Inc. was a privately held provider of video conferencing equipment and related services. In this transaction we issued 500,000 shares of our common stock to Mr. Perry in consideration for his shares of Meeting Technologies. We also entered into an employment agreement with Mr. Perry under which Mr. Perry was engaged to serve as our Chief Executive Officer for an initial term of two years. Mr. Perry was terminated in 2005. The Meeting Technologies is now our wholly owned subsidiary.

Recent amendment to our Certificate of Incorporation

            On March 18, 2005 we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada increasing the number of authorized shares of our common stock from 300,000,000 shares to 750,000,000 shares and including customary language authorizing the Board of Directors to create the terms and conditions of one or more series of shares within the 5,000,000 authorized shares of "blank check" preferred stock. This amendment, which was approved by our Board of Directors and the holders of a majority of our issued and outstanding voting securities, did not effect the designations, rights and preferences of our Series 1 Preferred Stock. In May 2005, we further increased our authorized common shares to 1,250,000,000 shares and in August 2005 we further increased the number of our authorized shares of common stock to 2,500,000,000 shares. In 2006, we will have to increase the number of authorized shares of our common stock to reserve enough shares under our amended debenture and warrant agreements.

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

         We have incurred losses since our inception, and have an accumulated deficit of approximately $11.1 million as of December 31, 2005. Our operations have been financed primarily through the issuance of equity and debt. For the years ended December 31, 2005 and 2004, we had net losses of approximately $2,927,000 and $1,180,000, respectively, and for the year ended December 31, 2005 cash used in operations was approximately $687,600. We had approximately $42,000 of cash and marketable securities of approximately $13,000 at December 31, 2005. We are constantly evaluating our cash needs and existing burn rate, in order to make appropriate adjustments in operating expenses. Depending on our ongoing evaluation of cash needs, we will need to raise additional debt or equity capital within the next 12 months to provide funding for ongoing and future operations. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available on terms acceptable to us. Our continued existence is dependent upon, among other things, our ability to raise capital and to market and sell our products and services successfully. The financial statements do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

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

            As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2005. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our annual report on Form 10-KSB beginning with our report for the fiscal year ended December 31, 2007.

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

Provisions of our articles of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our shareholders.

         Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested shareholders.

         In addition, our articles of incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 100,000 shares of our Series 1 Preferred Stock were issued and outstanding at December 31, 2005. Our Series 1 Preferred Stock entitles the holder, our Chairman, with voting rights which presently represent approximately 50% of our outstanding voting securities. Our board of directors may, without shareholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

ITEM 2.           DESCRIPTION OF PROPERTY

         We currently lease approximately 2,350 (including common area allocation) square feet of general office space in Boca Raton, Florida which serves as our principal executive office at an annual base rent of approximately $31,725. The lease expires on February 28, 2007.


ITEM 3.           LEGAL PROCEEDINGS

       Our subsidiary, Ralston Communications, Inc. is a party to a lawsuit styled Sony Electronics, Inc. v Ralston Communications, Inc., case number 2003CA0049947 AE, pending in the 15th Circuit Court of Palm Beach County, Florida, which was initially filed in October 2003. The plaintiff is seeking non-payment of an account of approximately $80,000 which relates to the purchase by Ralston Communications of certain close-out equipment from Sony. In February 2004 Ralston Communications filed a counterclaim for an alleged breach of contract. ^In response to the counterclaim, in May 2004 Sony filed an amended complaint which Ralston Communications believes is based upon a written contract that existed between the parties on a different matter. In June 2004 Ralston Communications filed a motion to dismiss, but the motion has not yet been heard by the trial court. We are unable to predict at this time the outcome of this matter, however, Ralston Communication's counsel has advised us that if this matter should proceed to litigation that he believes a defense verdict can be obtains or that Ralston Communications could be found to owe between $10,000 and $25,000.

         Our Ralston Communications, Inc. subsidiary was named as a party in a legal proceeding filed by ActiveLight, Inc. in the County Court in and for Palm Beach County, Florida with respect to case number MC-02-3907-RF. For financial reasons Ralston Communications was unable to contest the plaintiff's claims and on February 26, 2003 a default final judgment in favor of ActiveLight, Inc. in the amount of $15,175.65 was entered against Ralston Communications. This amount included court costs and pre-judgment interest. The amount of the judgment bears interest at 6% per annum from the date of the judgment until satisfied.

         Our Ralston Communications subsidiary was also named as a party in a legal proceeding filed by Ingram Micro, Inc. in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida with respect to case number CA-02-6062-AB. For financial reasons Ralston Communications was unable to contest the plaintiff's claims and on August 27, 2003 a default final judgment in favor of Ingram Micro, Inc. in the amount of $97,807.68 was entered against Ralston Communications. This amount included court costs and pre-judgment interest. The amount of the judgment bears interest at the rate of 6% per annum until satisfied.

         Finally, our Ralston Communications subsidiary was also named as a party in a legal proceeding filed by Review Video, LLC in the County Court of the 15th Judicial Circuit in and for Palm Beach County, Florida with respect to case number 04-CC-003796. For financial reasons Ralston Communications was unable to contest the plaintiff's claims and in May 2004 a final judgment in favor of Review Video, LLC in the amount of $14,605.20 was entered against Ralston Communications. The amount included costs and attorney's fees. The amount of the judgment bears interest at the highest prevailing Florida Statutory rate until satisfied.

  We are currently negotiating a settlement with a common carrier for past due invoices. There are no material legal proceedings pending against us, and none of our officers or directors is a party to any legal proceeding in which he or she has an interest adverse to us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



                                     PART II



ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Since March 4, 2004 our common stock has been quoted on the OTCBB under the symbol "DRVW." The following table sets forth the high and low closing sale prices for our common stock as reported on the OTCBB and for the period from March 15, 2004 through December 31, 2005. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                    High              Low
Fiscal 2004

First quarter ended March 31, 2004                   $0.04             $0.05
Second quarter ended June 30, 2004                   $0.11             $0.04
Third quarter ended September 30, 2004               $0.06             $0.02
Fourth quarter ended December 31, 2004               $0.03             $0.01

Fiscal 2005

First quarter ended March 31, 2005                   $.06              $.017
Second quarter ended June 30, 2005                   $.021             $.008
Third quarter ended September 30, 2005               $.011             $.004
Fourth quarter ended December 31, 2005               $.007             $.002

Fiscal 2006

First quarter ended March 31, 2006                   $.006             $.003

         On April 10, 2006, the last sale price of our common stock as reported on the OTCBB was $0.0037. As of April 1, 2006, there were approximately 1,000 record owners of our common stock.

Dividend Policy

         We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business. Under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not be able to pay its debts as they become due in the usual course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed, we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

Recent Sales of Unregistered Securities

            None


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

         We are a full-service provider of teleconferencing products and services to businesses and organizations. Effective February 23, 2004, we completed our acquisition of all of the issued and outstanding shares of Meeting Technologies, Inc., a Delaware corporation, from its sole shareholder, Michael Perry. Meeting Technologies, Inc. was a privately held provider of video conferencing equipment and related services. Our results of operations for the year ended December 31, 2005 include the results of Meeting Technologies, Inc. from the date of acquisition of February 23, 2004. Pro forma results were not material.

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

            When used in this annual report, "fiscal 2005" means the fiscal year ended December 31, 2005 and "fiscal 2004" means the fiscal year ended December 31, 2004.

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

Revenue Recognition - We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. When a customer order contains multiple items such as hardware, software, and services which are delivered at varying times, we determine whether the delivered items can be considered separate units of accounting as prescribed under Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in our control. The following policies reflect specific criteria for the various revenues streams of the Company:

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

We review the carrying value of property and equipment for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), "Share-Based Payment," under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations.

Results of Operations

Fiscal year ended December 31, 2005 ("Fiscal 2005") as compared to the fiscal year ended December 31, 2004 ("Fiscal 2004")

         Net sales for year ended December 31, 2005 were $689,791 as compared to net sales of $733,435 for the year ended December 31, 2004, a decrease of $43,644 or 6%. For the year ended December 31, 2005, sales of teleconferencing equipment and accessories accounted for approximately 86% of our revenues as compared to 87% for the year ended December 31, 2004. Although we had an average of five sales persons during the year ended December 31, 2005 as compared to 2.5 sales persons during the year ended December 31, 2004, our sales decreased. This decrease was attributable to the fact that during the 2004 period, we recorded revenues from sale of products to three major customers that accounted for approximately $170,000 or 24% of our revenues for the period and we did not have comparable product sales to those three major customers during the year ended December 31, 2005. Additionally, during the year ended December 31, 2005 we experienced increased competition from competitors that sell similar products. We are attempting to hire additional sales staff. These staff members will be compensated primarily with commissions. We are currently analyzing the costs and expected benefits of these projects.

         Our cost of sales was approximately 63% of net sales for the year ended December 31, 2005 as compared to approximately 47 % for the year ended December 31, 2004. This decrease in our gross profit margin was primarily attributable to a general increase of costs in product acquisition and the sale of products with lower gross profit margins. Additionally, in order to generate sales, we lowered our prices, therefore increasing costs of sales. We believe that the price reductions may be temporary, however we can not provide any assurance that our gross margins will increase. We are reviewing our pricing structure and will concentrate on higher gross margin product. We are focusing on product sales with higher margin and are revamping our sales staff and expect our sales to increase during fiscal 2006.

         Total operating expenses for the year ended December 31, 2005 were $1,420,676, an increase of $379,640, or approximately 36.5%, from total operating expenses for the year ended December 31, 2004 of $1,041,036. This increase is primarily attributable to:

         * an increase of $13,735, or approximately 157%, in depreciation and amortization resulting from the amortization of an intangible asset, a customer list, acquired in the acquisition of Meeting Technologies which was written off in fiscal 2005;

         * a decrease of $124,932, or approximately 98.5%, in bad debt expenses;

         * an increase of $20,158, or approximately 30.4%, in professional fees primarily associated with a Standby Equity Distribution Agreement and debenture entered into in April 2005 described later in this discussion as well as fees associated with the filing of our registration statement on Form SB-2;

         * an increase of $22,838, or approximately 50.3%, in rent expense reflecting our new lease for our principal offices which began in March 2004 and the addition of our Texas office in November 2004. In June 2005, we consolidated all of our operations into our Boca Raton, Florida office and closed our Texas office. Future savings in rent expense as a result of this consolidation of office space is $1,500 per month or $18,000 annually;

         * an increase of $248,725, or approximately 68%, in compensation expense which is primarily the result of hiring of additional sales and administrative staff and payment of increased commissions during the year ended December 31, 2005. During the year ended December 31 2005, we had an average of 9 employees compared to 4.9 during the year ended December 31, 2004. During the year ended December 31, 2005, we also paid commissions of approximately $20,000 to our former CEO under the terms of his employment agreement as compared to $0 in the prior period. On June 24, 2005, we signed a separation agreement with our former CEO with no further compensation. In fiscal 2005, we issued shares of common stock to executives and employees valued at $110,900 compared to $83,125 in fiscal 2004;

         * an increase of $103,802, or 220%, in stock-based consulting expense to $221,959 for the year ended December 31, 2005 as compared to $118,157 for the year ended December 31, 2004. This increase is a result of an increase in stock issuances to consultants and amortization of deferred compensation. We expect to incur similar stock-based consulting expense in the future and;

        * an increase of $78,214, or approximately 25.2%, in other selling, general and administrative expenses as summarized below:

                                               Year Ended December 31,
                                           2005                            2004
                                   ------------------         ------------------

 Advertising and promotion          $           23,834         $          23,244
 Auto expense                                   38,925                    25,582
 Health insurance                               30,520                    18,444
 Payroll taxes                                  37,086                    20,286
 Settlement expense                             80,705                         -
 Telephone and communications                   51,163                    37,642
 Travel and entertainment                       55,719                    53,851
 Contract labor                                  9,980                    52,913
 Other                                          60,577                    78,333
                                    ------------------         -----------------

                                   $          388,509         $          310,295
                                   ==================         ==================

        The changes in these expenses from the year ended December 31, 2004 as compared to the year ended December 31, 2005 included the following:

1) We increased our advertising expense by $590 or 2.5% in order to try to increase public awareness of our company and our brand.

2) Auto expenses increased by $13,343 due to increased gas costs, and increased car allowance to sales staff.

3) We incurred increased health insurance costs of $12,076 due to a increase in the number of employees participating in the plan.

4) We had an increase in payroll tax expense due to an increase in the number of employees.

5)In 2005, we recorded settlement expense of $80,705 related to the satisfaction of certain accounts payable at a negotiated amount which was more that what we had recorded on our books.

6) We had a $13,521 increase in telephone and communication costs due to the opening of our Texas office and an increase in telemarketing activities.

7) Travel and entertainment expenses increased $1,868 due to increased sales-related travel.

8)Other selling, general and administrative expenses, which includes postage, general insurance, and office supplies and expenses decreased by $17,756 or 22.7% due to cost cutting measures.

         We reported a loss from operations of $1,164,816 for the year ended December 31, 2005 as compared to a loss from operations of $648,747 for the year ended December 31, 2004. Although there can be no assurances, we anticipate that during the fiscal year ending December 31, 2006 our ongoing marketing efforts will result an increase in our net sales from those reported in fiscal 2005. To support these increased sales we anticipate that our operating expenses will also increase during the fiscal year ending December 31, 2006 as compared to the fiscal 2005. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

         Total other expense increased to $1,762,135 for the year ended December 31, 2005 as compared to $531,231 for the year ended December 31, 2004. Included in this net increase of $1,230,904 is:

        o $64,742 of other income for the year ended December 31, 2005 which was attributable to the reduction of accounts payable over four years old that management has deemed forgiven;

        o an increase of $189,061, or approximately 1,747%, in interest expense for the year ended December 31, 2005 as compared to the year ended December 31, 2004 which reflects an increase in our borrowings as well as the amortization of a discount on convertible debentures of $141,547;

        o An increase of $180,000 in debt offering costs due to the write off of these costs in 2005;

        o An increase of $1,283,065 in loss from impairment of marketable securities due to an other-than-temporary decline in the market value of our marketable securities;

        o An increase in unrealized gains from marketable securities of $148 due the reclassification of marketable securities to trading securities;

        o A increase in interest income of $3,852 due to investment of cash in interest-bearing accounts and;

        o a decrease of $352,480 on the loss from sale of marketable securities which relates to the decline in the market value of the Langley Park ordinary shares as described below.

         We reported a net loss of $2,926,951 for the year ended December 31, 2005 as compared to a net loss of $1,179,978 for the year ended December 31, 2004. For the year ended December 31, 2005, we reported other comprehensive gain of $1,282,950 which represents a reversal of unrealized loss on marketable securities resulting from the Langley Park transaction described below. For the year ended December 31, 2004 we reported other comprehensive loss of $1,282,950 which represents an increase in the unrealized loss on marketable securities resulting from the Langley Park transaction described below. As a result of the foregoing, our comprehensive loss for the year ended December 31, 2005 was $1,644,001 as compared to a comprehensive loss of $2,462,928 for the year ended December 31, 2004.

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

         On March 31, 2006, we entered into a Securities Purchase Agreement (the "Agreement"), with Cornell Capital Partners, LP., ("Cornell"), and Highgate House Funds, Ltd. ("Highgate") (Cornell and Highgate collectively, "Buvers"). We issued to Highgate, and Highgate has purchased from us a Secured Convertible Debenture on April 1, 2005 (the "First Debenture") for a purchase price of $500,000. Additionally, we issued to Highgate, and Highgate has purchased from the Company a Secured Convertible Debenture on May 31, 2005 (the "Second Debenture") for a purchase price of $500,000. In connection with this Agreement, Highgate surrendered the First and Second Debentures for conversion into a new Convertible Debentures amounting to $1,062,329 (including accrued interest of $62,329) and Cornell purchased an additional convertible debentures amounting to $150,000 for the total purchase price of $1,212,329 (the "Purchase Price"). If connection with the Agreement, we paid Yorkville Advisors LLC a fee equal to $15,000 and a structuring fee to Yorkville Advisors LLC of $5,000 from the proceeds of the Closing. Accordingly, we received net proceeds of $130,000.

         We currently have no material commitments for capital expenditures.

            Net cash flows used in operating activities for the year ended December 31, 2005 was $687,648 as compared to $262,567 for the year ended December 31, 2004. This change is primarily attributable to:

        o an increase in our net loss of $1,746,973,

        o an increase of $131,577 in non-cash stock based compensation, which includes $27,775 representing the increase in value of shares issued to employees as compensation and $103,802 representing the increase in value of shares issued to third-party consultants as compensation for services as well as the amortization of deferred compensation,

        o an increase in other income of $23,401 which represents the write-off of accounts payable deemed forgiven,

        o a write off of $180,000 in debt offering costs;

        o a decrease of $352,480 of loss from sale of marketable securities representing the decline in the market price of the Langley Park ordinary shares,

        o an increase of $1,283,065 on a loss from impairment of marketable securities,

        o an increase in amortization of discount on convertible debentures of $141,547,

        o a decrease of $370,278 in accounts receivable, o a decrease of $332,082 in accounts payable,

        o an increase in customer deposits of $18,500,

        o an decrease of $41,998 in deferred revenues, and,

        o an increase of $26,658 in accrued expenses.

         We reported net cash flows provided by investing activities of $30,834 for the year ended December 31, 2005 as compared to net cash provided by investing activities of $178,475 for the year ended December 31, 2004, a decrease of $147,641. This decrease is attributable to a decrease in proceeds of $146,920 from the sale of Langley Park ordinary shares offset by an increase in the purchase of property and equipment of $330.

         Net cash flows provided by financing activities was $691,855 for the year ended December 31, 2005 as compared to net cash provided by financing activities of $52,309 for the year ended December 31, 2004, an increase of $639,546. This change from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily attributable to an increase of $827,500 in net proceeds from loans payable and debentures payable offset by an increase in repayments to Ms. Ralston, our acting CFO and principal shareholder of $34,954, repayments of loans payable of $93,000 and a decrease in amounts received from the exercise of stock options of $60,000.

         We reported a net increase in cash for the year ended December 31, 2005 of $35,041 as compared to a net decrease in cash of $31,783 for the year ended December 31, 2004. At December 31, 2005 we had cash on hand of $42,086 and a working capital deficit of $1,813,530. During the year ended December 31, 2005, we generated $31,834 in cash through the sale of ordinary shares of Langley Park which we received as consideration for the issuance of shares of our common stock as described below. At December 31, 2005, we had $13,372 of marketable securities; however, the value of those securities is subject to change and there are no assurances we will ever be able to generate cash proceeds in that amount upon their sale. We have $222,100 due on December 31, 2005 under an unsecured promissory notes and $1,000,000 principal amount of debentures payable which is due to unrelated third parties in March 2009. We do not presently have sufficient capital available to us to satisfy these obligations, which includes the $1,000,000 principal amount debentures we issued to Highgate House Funds which are secured by all of our assets and a number of shares of our common stock which would represent a majority of our issued and outstanding shares.

Going Concern

         The report from of our independent registered public accounting firm on our audited financial statements at December 31, 2005 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. While a significant portion of our net loss for fiscal 2005 is non-cash (67%), we do not presently generate sufficient revenue to fund our operations. Our limited financial resources have prevented us from aggressively advertising our product to achieve consumer recognition. In order to sustain our current operations and satisfy our current obligations, as well as to expand sales of our products and services, we will require funds for working capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

         We currently have working capital to sustain our core operations for approximately four to six months, but these funds are not sufficient to satisfy our short-term debt obligations in the aggregate amount of approximately $1,222,000.

         We will need to raise additional capital from other sources. There are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current shareholders will be diluted. If we raise additional working capital through the issuance of debt or additional dividend paying securities our future interest and dividend expenses will increase. If we are unable to secure additional working capital as needed, our ability to grow our sales, meet our operating and financing obligations as they become due and continue our business and operations could be in jeopardy. If we are unable to repay the 7% secured convertible debentures when they become due during March 2009, the debenture holder may foreclose on our assets and we would be unable to continue our business and operations as they are currently conducted and we could be required to cease operations. In addition, the foreclosure by the debenture holder of the 250,000,000 pledged shares of our common stock could result in a change of control of our company.

Langley Park transaction

            At December 31, 2005, we hold 723,226 shares of Langley Park Investments PLC, a United Kingdom Corporation (the "Investee") pursuant to a stock-exchange agreement whereby we originally issued 47,500,000 of our shares of common stock in exchange for 1,218,225 shares of Investee's stock (net of 105,672 shares paid to the placement agent as a fee). Langley Park's ordinary shares are quoted on the London Stock Exchange and the shares we acquired in the transaction are freely saleable by us, subject to the escrow provisions described below. At the time of issuance, we recorded the cost of the investment at the market value of the shares exchanged of $2,398,751. Langley Park has agreed not to sell or otherwise dispose of our shares of common stock it acquired for a period of two years from the date of the transaction. At September 30, 2005, we hold 660,449 shares of the Investee in an escrow account which may not be released without the Investee's permission until July 2006. If the average of the closing bid prices per share of our common stock during the 10 trading days immediately preceding July 30, 2006 ("Average Closing Bid Price") is below $0.0505, the Investee will repurchase a proportion of its shares held in escrow at a price of approximately $0.02 per share. The proportion to be repurchased is computed using the difference between $.0505 and the Average Closing Bid Price as the numerator and $.0505 as the denominator. Until these shares are released from escrow, we account for the value attributable to such shares as restricted investment in marketable securities and is presented as an asset on the accompanying balance sheet. In June 2005, management believed that the fair value of this investment was impaired and adjusted its carrying value to approximately $12,000 as of June 30, 2005. The decrease in the carrying and the fair value of these shares of $1,187,455 was recorded as a realized loss in its consolidated statement of operations.

            The remaining unrestricted Investee shares (59,777 shares) are stated at market value based on the most recently traded price of these securities at December 31, 2005 as a current asset. In June 2005, management believed that the fair value of this investment was impaired and adjusted its carrying value to its fair value at June 30, 2005 of approximately $13,000. The decrease in the carrying and the fair value of these shares of $95,610 was recorded as a realized loss in its consolidated statement of operations. These Investee shares are classified as a trading security at December 31, 2005. As of December 31, 2005, unrealized gains and losses, determined by the difference between adjusted historical purchase price (after impairment) and the market value at each balance sheet date, are recorded as an unrealized gain or loss on the accompanying statements of operations. Realized gains and losses are determined by the difference between adjusted purchase price (after impairment) and gross proceeds received when the marketable securities are sold.

Recent Accounting Pronouncements

         In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for the first fiscal year beginning after December 15, 2005. We are in process of evaluating the impact of this pronouncement on its financial statements.

         In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies.

         In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

         APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of SFAS 154 will have a significant effect on our financial statements.

         On June 29, 2005, the EITF ratified Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is "conventional" for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on our financial statements.

         In September 2005, Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its "best efforts" to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. The Company has adopted view C of this pronouncement. Accordingly, the Company has bifurcated registration rights from their related free standing financial instruments and recorded them at fair value. The Company has adopted view C of this pronouncement, which has resulted in the registration rights being bifurcated and accounted for at fair value and the common stock purchase warrants classified as equity.

         In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. We are currently in the process of evaluating the effect that the adoption of this pronouncement may have on our financial statements.

         In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. We are currently in the process of evaluating the effect that the adoption of this pronouncement may have on our financial statements.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7.  FINANCIAL STATEMENTS

            Our financial statements are contained in pages F-1 through F-24, which appear at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

                       None.


ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2005, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out by the Company's Chief Executive Officer, and the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, the Company's disclosure controls and procedures were effective except as set forth below, in the following paragraph, in timely alerting them to material information required to be included in the Company's periodic SEC reports.

         The Company's independent auditors, in conjunction with their audit of the Company's financial statements for the year ended December 31, 2005, advised the Company that in the auditors' view, the Company's disclosure controls and procedures were subject to a material weakness resulting from inadequate segregation of duties related to accounting controls caused by the limited number of personnel available for accounting duties. Management plans to expand personnel to provide for adequate segregation of duties when it is cost beneficial to the Company and, in the interim, has implemented mitigating controls wherever possible in consideration of the limited segregation of duties.

         It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless how remote. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

            On December 9, 2005, we announced that we were restating our Consolidated Balance Sheet at December 31. 2004 and our Consolidated Statement Of Shareholders' Deficit as of and for the year ended December 31, 2004 to reclassify our restricted investment in marketable securities as an asset. Previously, we had presented our restricted investment in marketable securities as a component of our shareholders' deficit. The change in classification of the restricted investment in marketable securities has the effect of increasing our total assets and total liabilities and shareholders' deficit by $178,139, the carrying value of the asset, and correspondingly decreasing our total shareholders' deficit, both as appear on our restated Consolidated Balance Sheet at December 31, 2004. The change in classification of the restricted investment in marketable securities also eliminates the category entitled "Restricted Investment in Marketable Securities" on our Consolidated Statements of Change in Sherholders' Deficit for the year ended December 31, 2004 and reduces the Total Shareholders' Deficit on such statement by $178,139. The change in classification of the restricted investment in marketable securities does not have any impact on our Consolidated Statements Of Operations or Consolidated Statements of Cash Flows for the year ended December 31, 2004.

            As a result of the restatement of our Consolidated Balance Sheet and Consolidated Statements of Shareholders' Deficit, our management determined that there was a significant deficiency in our internal control over financial reporting as of December 31, 2004 related to the presentation on our balance sheet of our restricted investment in marketable securities. We determined that such significant deficiency did not rise to the level of a material weakness in our internal control over financial reporting. Because we corrected our presentation of the restricted investment in marketable securities, our management believes that we have corrected this significant deficiency.

            Other than the changes related to the proper presentation of restricted investment in marketable securities , there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act with respect to the fiscal year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

        None.



                                    PART III





ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Executive Officers and Directors

         Name           Age            Position

  Jeffrey Robbins        50    Chief Executive officer, President and a director
  Michele Ralston        36    Chairman of the Board, Secretary,
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

Key Employees

         Roger Ralston. Mr. Ralston, 36, has served as our General Manager since 2000. From May 1996 until May 1999 he was President of
Ralston Communications, Inc. In 2000 he pled guilty to conspiracy to commit bribery and bribery arising out of payments made to public employees as consideration for business referrals. Mr. Ralston was sentenced and served five months in a halfway house, five months under house arrest and 36 months on probation which expired in May 2005. Mr. Ralston is the spouse of Michele Ralston. Mr. Ralston was also ordered to pay $230,000 in restitution which remains outstanding.

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

Director independence, Audit Committee of the Board of Directors and Audit Committee financial expert

         None of the members of our Board of Directors are "independent" within the meaning of definitions established by the Securities and Exchange Commission. Our Board of Directors are presently comprised of individuals who were integral in either the start-up of our company, in the case of Mr. Robbins and Ms. Ralston, and who have served as directors in these entities since their respective inception. As a result of our limited operating history and minimal resources, small companies such as ours generally have difficulty in attracting independent directors. In addition, we will require additional resources to obtain directors and officers insurance coverage which is generally necessary to attract and retain independent directors. As we grow, in the future our Board of Directors intends to seek additional members who are independent, have a variety of experiences and backgrounds, who will represent the balanced, best interests of all of our shareholders and at least one of which who is an "audit committee financial expert" described below.

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


Code of Ethics

In April 2005, we adopted a Code of Business Conduct and Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote:

        o honest and ethical conduct,
        o full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
        o compliance with applicable laws, rules and regulations,
        o the prompt reporting violation of the code, and
        o accountability for adherence to the Code.

         A copy of our Code of Business Conduct and Ethics is filed as an exhibit to our registration statement of Form SB-2 as filed with the SEC on June 1, 2005, and we will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices. A copy of the Code of Business Conduct and Ethics is also available on our web site at www.directviewinc.com.


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

                           Summary Compensation Table

                           Annual Compensation                         Long-term compensation
----------------------------------------------------------  ----------------------------------------------------------
                                                                 Awards                       Payouts
                                                             ----------------------       --------------

Name                                          Other                      Securities                  All other
and                                           Annual         Restricted   underlying          LTIP     compen-
principal                   Salary  Bonus     Compen-        stock         options/          payouts   sation
position            Year     ($)      ($)     sation ($)     awards         /SARs (#)          ($)       ($)
----------------------------------------------------------------------------------------------------------------------
Michael Perry (1)   2005     54,670    -            -      1,250,000           -                -        -
                    2004     55,785    -       20,000        500,000           -                -        -
                    2003          -    -            -              -           -                -        -

Jeffrey Robbins(2)  2005     91,548    -            -              -           -                -        -
                    2004     39,057    -       18,125        687,500           -                -        -
                    2003     33,798    0            0              0     750,000                0        0

Michelle Ralston(3) 2005     80,947
                    2003     40,000    0            0              0           -                -        -
                    2004     59,000    0       14,750        625,000           -                -        -



(1) Mr. Perry served as our Chief Executive Officer from February 2004 until June 2005. Other annual compensation includes bonuses earned under his employment agreement as described below as well as $17,500 representing the fair market value of 500,000 shares of our common stock issued to Mr. Perry in fiscal 2004 under the terms of his employment agreementand 1,250,000 shares of common stock in 2005. These shares are reflected under "Restricted Stock Awards/SARs" in this table.

(2)Mr. Robbins served as our acting Chief Executive Officer.

Separation Agreement with Michael Perry

         On June 24, 2005 we entered into a Separation Agreement with Mr. Perry terminating this employment agreement. Under the terms of the Separation Agreement we agreed to pay Mr. Perry compensation due him through the date of separation, which totaled $2,423.08, as well as reimbursing him $970.50 for expenses incurred in connection with his services to us. Mr. Perry relinquished his entitlement to the remaining 500,000 shares of our common stock as described above, agreed to return to us all equipment and property belonging to our company which was in his possession or control and agreed not to solicit any person who was a customer, prospective customer or employee of our company during the preceding two years. In connection with this Separation Agreement Mr. Perry also resigned his position as CEO of DirectView as well as any office he may have held in any of our subsidiaries.

Securities Authorized for Issuance Under Equity Compensation Plans

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2004 Stock Compensation Plan and any compensation plans not previously approved by our shareholders as of December 31, 2005.



                                    Number of securities to           Weighted-average
                                         be issued upon              exercise price of         Number of securities
                                    exercise of outstanding         outstanding options,       remaining available
         Plan Category            options, warrants and rights      warrants and rights        for future issuance
         -------------
                                  -----------------------------    -----------------------    -----------------------
Equity compensation                                 0                             N/A                22,137,900
plans approved by
security holders -
      2004 Stock Plan

Equity compensation
plans not approved by
security holders                                    0                        N/A                            N/A



Stock Option Information


         The following table sets forth certain information with respect to stock options granted in fiscal 2005 to the Named Executive Officers.

                  Option Grants in Year Ended December 31, 2005
                               (individual grants)


                     NO. OF SECURITIES % OF TOTAL OPTIONS/SARs
------------------------------------------------------------------------------------------------------------
                    UNDERLYING OPTIONS      GRANTED TO EMPLOYEES              EXERCISE      EXPIRATION
     NAME              SARs GRANTED                 IN FISCAL YEAR             PRICE          DATE
     ----            ----------------       ----------------------------------------------------------------
Michael Perry              0                         n/a                        n/a              n/a
Jeffrey Robbins            0                         n/a                        n/a              n/a
Michelle Ralston           0                         n/a                        n/a              n/a


         The following table sets forth certain information regarding stock options held as of December 31, 2005 by the Named Executive Officers.



           Aggregate Option Exercises in Year Ended December 31, 2005
                           and Year-End Option Values



                                               NO. OF SECURITIES
                                             UNDERLYING UNEXERCISED             VALUE OF UNEXERCISED
                                                 OPTIONS AT                   IN-THE-MONEY OPTIONS AT
                      SHARES                    DECEMBER 31, 2005                 DECEMBER 31, 2005(1)
                     ACQUIRED    VALUE     ---------------------------  --------------------------
                        ON      REALIZED
NAME                 EXERCISE       $      EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
----                 --------       -      -----------  -------------    ----------- --------------
Michael Perry            0         n/a            n/a           n/a          n/a         n/a
Jeffrey Robbins          0         n/a            n/a           n/a          n/a         n/a
Michelle Ralston         0         n/a            n/a            n/a         n/a         n/a



(1) The dollar value of the unexercised in-the-money options is calculated based upon the difference between the option exercise price and $0.003 per share, being the last sale price of our common stock on April 1, 2006 as reported by the OTCBB.


2004 Stock Compensation Plan

         On May 1, 2004, our Board of Directors authorized and holders of a majority of our outstanding common stock approved and adopted our 2004 Stock Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. We have currently reserved 40,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 40,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and shareholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes.

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

         The Board of Directors or committee may amend, suspend or terminate the plan at any time. However, no such action may prejudice the rights of any holder of a stock grant or optionee who has prior thereto been granted options under the plan. Further, no amendment to the plan which has the effect of increasing the aggregate number of shares subject to the plan (except for adjustments due to changes in our capitalization), or changing the definition of "eligible person" under the plan, may be effective unless and until approved by our shareholder in the same manner as approval of the plan was required. Any such termination of the plan shall not affect the validity of any stock grants or options previously granted thereunder. Unless the plan shall previously have been suspended or terminated by the Board of Directors, the plan terminates on May 1, 2014.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

         At April 1, 2006, there were 296,060,090 shares of our common stock and 100,000 shares of our Series 1 Preferred Stock issued and outstanding. Our common stock and Series 1 Preferred Stock are our only classes of our voting securities. Each share of common stock has one vote per share, and each share of Series 1 Preferred Stock has 3,000 votes per share, on all matters submitted to a vote of our shareholders. The following table sets forth, as of March 8 2005, information known to us relating to the beneficial ownership of these shares by:

     - each person who is the beneficial owner of more than 5% of the outstanding shares of the class of stock;
     -        each director;
     -        each executive officer; and
     -        all executive officers and directors as a group.

         Unless otherwise indicated, the business address of each person listed is in care of 7700 West Camino Real, Suite 200, Boca Raton, Florida 33433. We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from March 8, 2005 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of April 1, 2006 have been exercised or converted.



                                           Amount and Nature of Beneficial Ownership(1)
                                            -----------------------------------------
                                          Common Stock                    Preferred Stock               Percent
                                         ------------                     ---------------                 of
Name                             # of Shares      % of Class      # of Shares        % of Class          Vote
------------------------------------------------------------------------------------------------------------------------------------
Jeffrey Robbins                     3,108,000         *                      0          n/a                *

Michelle Ralston                  104,495,322     35.3%                100,000          100%            67.9%

All officers and directors
as a group (two persons)          107,603,322     36.3%                100,000          100%            68.4%
            ---

Langley Park Investments PLC (2)   47,500,000     16.0%                      0           n/a             8.0%


(1) The inclusion of any shares as deemed beneficially owned does not constitute an admission of beneficial ownership by the named shareholder.

(2) Langley Park Investment's address is 30 Farringdon Street, London EC4A 4HJ. Messrs. Alstair Rae and Harry Pearl exercise investment and voting rights over the shares held by Langley Park Investments, PLC.

Possible Changes of Control

         We are not aware of any arrangements that could result in a change in control of Directview in the future, except that:

   o We have pledged 250,000,000 shares of our common stock as additional collateral to secure the $1 million principal amount outstanding secured convertible debentures payable to Highgate House Funds, Ltd. Based upon the number of currently issued and outstanding shares of common stock, if we were to default in the payment of our obligations to Highgate under the debenture and the pledged shares were delivered to Highgate, Highgate would beneficially own approximately 50% of our issued and outstanding common stock, and approximately 35% of our outstanding voting securities.

   o We have pledged all of our assets to secure payment of our obligations to Highgate under the secured, convertible debentures. In the event we default in the payment of our obligations to Highgate under the debenture, Highgate could take control of our assets and sell or operate them in order to satisfy our obligations to them.

   o Highgate, Cornell Capital and their respective affiliates are subject to contractual limitations on their beneficial ownership of our common stock such that (a) Highgate cannot convert the secured convertible debenture or exercise the warrants issued to them in connection therewith, if conversion or exercise would result in beneficial ownership by Highgate or its affiliates of 5% or more of our outstanding common stock and (b) Cornell Capital cannot fund draw downs under the Standby Equity Distribution Agreement if funding would result in beneficial ownership by Cornell or its affiliates of 10% or more of our outstanding common stock. We believe that these provisions effectively prevent Highgate, Cornell or their respective affiliates from acquiring control over Directview. However, Highgate and Cornell have the right to waive the beneficial ownership limitations under these instruments on 61-days notice to us. If Highgate and Cornell were to waive the beneficial ownership limitations under the convertible, secured debenture and Standby Equity Distribution Agreement, the shares issuable to Highgate and/or Cornell could result in a change in control of Directview.


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

         In May 2004 we issued 100,000 shares of our Series 1 Preferred Stock to Michele Ralston, our Chairman, in consideration of her willingness to continue to participate in the management and day to day operations of our company. The shares were valued at $1,000 for accounting purposes. The designations, rights and preferences of the Series 1 Preferred Stock provide that:

         *        it is entitled to a liquidation preference of $.01 per share,

         *        the shares are not convertible into any other security,

         * each share entitles the holder to 3,000 votes at any meeting of our shareholders and such shares will vote together with our common shareholders,

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




                                     PART IV




ITEM 13. EXHIBITS

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.                         Description of Document

2.1 Agreement and Plan of Merger of Boston Pacific Medical, Inc. ( Massachusetts) into Boston Pacific Medical, Inc. (Nevada) dated April 1, 2003 (1)
2.2 Agreement and Plan of Merger between DirectView, Inc. and Ralston Communications, Inc. dated May 16, 2003 (2)
3.1      Restated Articles of Organization, as amended (Massachusetts) (3)
3.2 Articles of Merger of Boston Pacific Medical, Inc. (Massachusetts) into Boston Pacific Medical, Inc. (Nevada) dated May 3, 2003 (4)
3.3      Articles of Incorporation of Boston Pacific Medical, Inc. (Nevada) (5)
3.3 Certificate of Designation of Rights of Preferred Stock for 8% Convertible Preferred Stock (6)
3.4      Certificate of Designations of Rights of Series B Preferred Stock (7)
3.5      Certificate of Designation of Series 1 Preferred Stock (8)
3.6 Certificate of Amendment to Articles of Incorporation increasing authorized shares of common stock (9)
3.7 Certificate of Amendment to Articles of Incorporation increasing authorized shares of common stock (29)
3.8 Certificate of Amendment to Articles of Incorporation increasing authorized shares of common stock (29)
3.9      Bylaws (10)
4.1      7% secured convertible debenture issued to Highgate House
         Funds, Ltd. (11)
4.2      Common stock purchase warrant issued to Highgate House Funds, Ltd. (12)
4.3      Form of 10% secured convertible debenture issued to Cornell Capital
         Partners*
4.4 Form of 10% secured convertible debenture issued to Highgate House Funds, Ltd.*
4.5 Form of 10% secured convertible debenture issued to Highgate House Funds, Ltd.*
4.6      Form of Common stock purchase warrant *
10.1 Stock Exchange Agreement dated February 23, 2004 by and between DirectView, Inc., Meeting Technologies, Inc. and Michael Perry (13)
10.2     Employment Agreement with Michael Perry (14) **
10.3     2004 Stock Compensation Plan (15)**
10.4     Form of Stock Purchase Agreement and Escrow Agreement with Langley
         Park Investments, Inc. (16)
10.5     Securities Purchase Agreement dated April 1, 2005 (17)
10.6 Investor Registration Rights Agreement relating to Securities Purchase Agreement dated April 1, 2005 (18)
10.7     Escrow Agreement relating to Securities Purchase Agreement dated
         April 1, 2005 (19)
10.8 Security Agreement relating to Securities Purchase Agreement dated April 1, 2005 (20)
10.9 Pledge and Escrow Agreement relating to Securities Purchase Agreement dated April 1, 2005 (21)
10.10 Irrevocable Transfer Agent Instructions relating to Securities Purchase Agreement dated April 1, 2005 (22)
10.11    Standby Equity Distribution Agreement dated April 1, 2005 (23)
10.12 Escrow Agreement relating to Standby Equity Distribution Agreement dated April 1, 2005 (24)
10.13 Placement Agent Agreement with Newbridge Securities Corporation relating to Standby Equity Distribution Agreement dated
         April 1, 2005 (25)
10.14 Registration Rights Agreement relating to Standby Equity Distribution Agreement dated April 1, 2005 (26)
10.15    Separation Agreement dated June 24, 2005 with Michael Perry (28)**
10.16    Securities Purchase Agreement*
10.17    Pledge and Escrow Agreement*
10.18    Investor Registration Rights Agreement*
10.19    Security Agreement *
10.20    Amendment No 1. to 2004 Stock Compensation Plan ** (30)
14.1     Code of Business Conduct and Ethics (29)
21.1     Subsidiaries of the registrant (27)
23.1     Consent of Sherb & Co., LLP *
31.1     Section 302 Certificate of Chief Executive Officer *
31.2     Section 302 Certificate of Chief Financial Officer *
32.1     Section 906 Certificate of Chief Executive Officer *
32.2     Section 906 Certificate of Chief Financial Officer *

*        filed herewith
**       compensatory agreement


(1) Incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-QSB filed on May 15, 2003.
(2) Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on June 3, 2003.
(3) Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
(4) Incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-QSB filed on May 15, 2003.
(5) Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-QSB filed on May 15, 2003.
(6) Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 18, 2002.
(7) Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-QSB filed on May 15, 2003.
(8) Incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.
(9) Incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.
(10) Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-QSB filed on May 15, 2003.
(11) Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 7, 2005.
(12) Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 7, 2005.
(13) Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 4, 2004.
(14) Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 4, 2004.
(15) Incorporated by reference to Exhibit 10.1 to the registration statement on Form S-8, SEC file number 333-115749, as filed on May 21, 2004.
(16) Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.
(17) Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 7, 2005.
(18) Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 7, 2005.
(19) Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 7, 2005.
(20) Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on April 7, 2005.
(21) Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on April 7, 2005.
(22) Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on April 7, 2005.
(23) Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on April 7, 2005.
(24) Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on April 7, 2005.
(25) Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on April 7, 2005.
(26) Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on April 7, 2005.
(27) Incorporated by reference to Exhibit 21 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
(28) Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 30, 2005.
(29) Incorporated by reference to Registration Statement on Form SB-2, SEC File No, 333-125388, as filed on June 1, 2005, as amended.
(30) Incorporated by reference to Registration Statement on Form S-8, SEC File No. 333-115749, as filed on February 14, 2006.





ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table shows the fees that were billed for the audit and other services provided by Sherb & Co., LLP for the 2005 and 2004 fiscal years.

                                    Fiscal 2005      Fiscal 2004
                                     -----------     -----------

Audit Fees                            $30,000           $30,000
Audit-Related Fees                          0                 0
Tax Fees                                    0                 0
All Other Fees                              0                 0
                                    ------------       ------------
         Total                        $30,000           $30,000
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

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2005 were pre-approved by the entire Board of Directors.






                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                        DirectView, Inc.

April 18, 2006                              By: /s/ Jeffrey A. Robbins
                                                ----------------------
                                            Jeffrey A. Robbins, President and
                                            principal executive officer


April 18, 2006                              By: /s/ Michelle Ralston
                                                --------------------
                                            Michelle Ralston, Chairman
                                            of the Board, Secretary, Treasurer,
                                            Chief Financial Officer, and
                                            Principal Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                    Title                                   Date

/s/ Jeffrey Robbins        President, director                 April 18, 2006
- - -------------------
Jeffrey Robbins

/s/ Michelle Ralston       Chairman of the Board,              April 18, 2006
- - --------------------     Secretary, Treasurer,
Michelle Ralston           Chief Financial Officer, Principal
                               Financial Officer

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005





                                                                         Pages



         Report of Independent Registered Public Accounting Firm............F-2

         Consolidated Balance Sheet.........................................F-3

         Consolidated Statements of Operations............................. F-4

         Consolidated Statement of Changes in Shareholders' Deficit........ F-5

         Consolidated Statements of Cash Flows............................  F-6

         Notes to Consolidated Financial Statements.................F-7 to F-24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Directview, Inc.


         We have audited the accompanying consolidated balance sheet of Directview, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Directview, Inc. and Subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has a shareholder's deficit of $1,801,751 and a working capital deficiency of $1,813,530 at December 31, 2005, had net losses and cash used in operations of $2,926,951 and $687,648, respectively, in 2005. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                         /s/Sherb & Co., LLP
                                                         Certified Public
                                                         Accountants
Boca Raton, Florida
April 12, 2006

                                   DIRECTVIEW, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEET
                                           December 31, 2005



                                                ASSETS
CURRENT ASSETS:
    Cash                                                                                                            $   42,086
    Marketable Securities, at market                                                                                    13,372
    Accounts Receivable (Net of Allowance for Doubtful Accounts of $87,000)                                             94,857
    Other Current Assets                                                                                                 4,670
                                                                                                           --------------------

        Total Current Assets                                                                                           154,985

PROPERTY AND EQUIPMENT - Net                                                                                             2,253
RESTRICTED INVESTMENT IN MARKETABLE SECURITIES                                                                          11,642
OTHER ASSETS                                                                                                             8,801
                                                                                                           --------------------

        Total Assets                                                                                                 $ 177,681
                                                                                                           ====================


                                 LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Loans Payable                                                                                                    $ 222,100
    Convertible Debentures Payable, net                                                                                941,706
    Accounts Payable                                                                                                   405,506
    Accrued Expenses                                                                                                   106,810
    Deferred Revenue                                                                                                    22,003
    Customer Deposits                                                                                                   18,500
    Due to Shareholder                                                                                                 251,890
                                                                                                           --------------------

        Total Current Liabilities                                                                                    1,968,515

LONG-TERM LIABILITIES:
    Deferred Revenue                                                                                                    10,917
                                                                                                           --------------------

        Total Liabilities                                                                                            1,979,432
                                                                                                           --------------------

SHAREHOLDERS' DEFICIT:
    Preferred Stock ($0.0001 Par Value; 4,900,000 Shares Authorized;  No
        Shares Issued and Outstanding)                                                                                       -
    Series 1 Voting Preferred Stock ($.0001 Par Value; 100,000 shares authorized ;
        100,000 Shares Issued and Outstanding; Liquidation Preference $1,000)                                               10
    Common Stock ($0.0001 Par Value; 2,500,000,000 Shares Authorized;
        288,560,090 Shares Issued and Outstanding)                                                                      28,856
    Additional Paid-in Capital                                                                                       9,246,709
    Accumulated Deficit                                                                                            (11,077,326)
                                                                                                           --------------------

        Total Shareholders' Deficit                                                                                 (1,801,751)
                                                                                                           --------------------

        Total Liabilities and Shareholders' Deficit                                                                  $ 177,681
                                                                                                           ====================



          See accompanying notes to consolidated financial statements.
                                       F-3

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              For the Year Ended
                                                                                  December 31,
                                                                      -----------------------------------------
                                                                             2005                  2004
                                                                      -------------------   -------------------

NET SALES                                                                  $     689,791           $   733,435

COST OF SALES                                                                    433,931               341,146
                                                                      -------------------   -------------------

GROSS PROFIT                                                                     255,860               392,289
                                                                      -------------------   -------------------

OPERATING EXPENSES:
    Depreciation and Amortization                                                 22,473                 8,738
    Bad Debt Expenses                                                             19,000               126,832
    Professional Fees                                                             86,397                66,239
    Rent                                                                          68,287                45,449
    Compensation                                                                 614,051               365,326
    Stock-Based Consulting                                                       221,959               118,157
    Other Selling, General and Administrative                                    388,509               310,295
                                                                      -------------------   -------------------

        Total Operating Expenses                                               1,420,676             1,041,036
                                                                      -------------------   -------------------

LOSS FROM OPERATIONS                                                          (1,164,816)             (648,747)
                                                                      -------------------   -------------------

OTHER INCOME (EXPENSES):
     Other Income                                                                 64,742                     -
     Loss from Sale of Marketable Securities                                    (167,926)             (520,406)
     Unrealized Gain on Marketable Securities                                        148                     -
     Loss from Impairment of Marketable Securities                            (1,283,065)                    -
     Write off of Debt Offering Costs                                           (180,000)                    -
     Interest  Income                                                              3,852                     -
     Interest Expense                                                           (199,886)              (10,825)
                                                                      -------------------   -------------------

        Total Other Income (Expenses)                                         (1,762,135)             (531,231)
                                                                      -------------------   -------------------

NET LOSS                                                                      (2,926,951)           (1,179,978)

OTHER COMPREHENSIVE GAIN (LOSS):
   Reversal of Previous Unrealized Losses on Marketable Securities             1,282,950                     -
   Unrealized Gain (Loss) on Marketable Securities                                     -            (1,282,950)
                                                                      -------------------   -------------------

COMPREHENSIVE LOSS                                                        $   (1,644,001)         $ (2,462,928)
                                                                      ===================   ===================

NET LOSS PER COMMON
  SHARE - Basic and Diluted                                               $        (0.01)         $      (0.01)
                                                                      ===================   ===================

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - Basic and Diluted                                          285,090,989           235,222,520
                                                                      ===================   ===================





          See accompanying notes to consolidated financial statements.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S DEFICIT
                  For the Year Ended December 31, 2005 and 2004





                                              Series 1 Voting Preferred Stock    Common Stock
                                                   $0.0001 Par Value           $0.0001 Par Value
                                             --------------------------- ---------------------------     Additional     Accumulated
                                                  Shares        Amount        Shares        Amount     Paid-in Capital    Deficit
                                              -------------- ------------ -------------- ------------ ----------------- -----------

Balance at December 31, 2003                              -            -    211,360,322       21,136     6,124,266     (6,970,397)

Issuance of Series 1 Voting Preferred Stock         100,000           10              -            -           990              -

Issuance of common stock for acquisition                  -            -        500,000           50        24,950              -

Common stock issued for debt                              -            -        125,000           13         9,987              -

Issuance of Common Stock for Services                     -            -      6,599,500          660       133,805              -

Issuance of Common Stock for Marketable Securities, net   -            -     47,500,000        4,750     2,202,101              -

Grant of stock options                                    -            -              -            -       180,266              -

Exercise of stock options                                 -            -      4,000,000          400        59,600              -

Comprehensive loss:
     Net loss for the year                                -            -              -            -             -     (1,179,978)

     Unrealized loss on marketable securities             -            -              -            -             -              -
                                              -------------- ------------ -------------- ------------ -------------  -------------

Balance at December 31, 2004                        100,000           10    270,084,822       27,009     8,735,965     (8,150,375)

Issuance of Common Stock for Services                     -            -      8,575,268          857       256,893

Common stock issued in connection wth financing           -            -     10,000,000        1,000       179,000              -

Cancellation of common stock                              -            -       (100,000)         (10)           10              -

Grant of stock warrants in connection with financing                    -             -            -        74,841              -

Amortization of Deferred Compensation                     -            -              -            -             -              -

Comprehensive loss:
     Net loss for the year                                -            -              -            -             -     (2,926,951)

     Reversal of previous unrealized losses on
        marketable securities                             -            -              -            -             -              -
                                              -------------- ------------ -------------- ------------ -------------  -------------

Balance at December 31, 2005                        100,000         $ 10    288,560,090     $ 28,856   $ 9,246,709   $(11,077,326)
                                              ============== ============ ============== ============ =============  =============




          See accompanying notes to consolidated financial statements.
                                       F-5A

                        DIRECTVIEW, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S DEFICIT
                  For the Year Ended December 31, 2005 and 2004



                                                                 Accumulated
                                                                    Other           Total
                                                   Deferred      Comprehensive   Shareholders'
                                                  Compensation       Loss          Deficit
                                                 -----------------------------  --------------

Balance at December 31, 2003                                -               -        (824,995)

Issuance of Series 1 Voting Preferred Stock                 -               -           1,000

Issuance of common stock for acquisition                    -               -          25,000

Common stock issued for debt                                -               -          10,000

Issuance of Common Stock for Services                       -               -         134,465

Issuance of Common Stock for Marketable Securities, net     -               -       2,206,851

Grant of stock options                                (75,109)              -         105,157

Exercise of stock options                                   -               -          60,000

Comprehensive loss:
     Net loss for the year                                  -               -      (1,179,978)

     Unrealized loss on marketable securities               -      (1,282,950)     (1,282,950)
                                                 -------------  --------------  --------------

Balance at December 31, 2004                          (75,109)     (1,282,950)       (745,450)

Issuance of Common Stock for Services                       -                         257,750

Common stock issued in connection wth financing             -               -         180,000

Cancellation of common stock                                -               -               -

Grant of stock warrants in connection with financing                        -          74,841

Amortization of Deferred Compensation                  75,109               -          75,109

Comprehensive loss:
     Net loss for the year                                  -               -      (2,926,951)

     Reversal of previous unrealized losses on
        marketable securities                               -       1,282,950       1,282,950
                                                 -------------  --------------  --------------

Balance at December 31, 2005                              $ -             $ -    $ (1,801,751)
                                                 =============  ==============  ==============



          See accompanying notes to consolidated financial statements.
                                       F-5B

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Year Ended
                                                                      December 31,
                                                               ---------------------------
                                                                   2005          2004
                                                               ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                   $ (2,926,951)  $(1,179,978)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:
           Depreciation and amortization                             22,474         8,738
           Stock-based compensation                                 332,859       201,282
           Write off of debt offering costs                         180,000             -
           Amortization of discount on loan payables                141,547             -
           Loss from sale of marketable securities                  167,926       520,406
           Unrealized gain on marketable securities                    (148)            -
           Loss from impairment of marketable securities          1,283,065             -
           Bad debt                                                       -       126,832
           (Increase) Decrease in:
             Accounts receivable                                    134,147      (236,131)
             Other current assets                                    (3,200)       (1,470)
             Other assets                                             1,500       (10,301)

           Increase (Decrease) in:
              Accounts payable                                      (75,418)      256,664
              Accrued expenses                                       40,590        13,932
              Customer deposits                                      18,500             -
              Deferred revenue                                       (4,539)       37,459
                                                               ------------- -------------

Net Cash Flows Used in Operating Activities                        (687,648)     (262,567)
                                                               ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                              (1,000)         (670)
     Proceeds from sale of marketable securities                     31,834       178,754
     Cash from acquisition                                                -           391
                                                               ------------- -------------

Net Cash Flows Provided by Investing Activities                      30,834       178,475
                                                               ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                              -        60,000
     Proceeds from notes payable                                          -        47,500
     Proceeds from debentures payable                             1,000,000             -
     Debt offering costs paid                                      (125,000)            -
     Payments on loans payable                                      (93,000)            -
     Payments on advances from shareholder                          (90,145)      (55,191)
                                                               ------------- -------------


Net Cash Flows Provided by Financing Activities                     691,855        52,309
                                                               ------------- -------------
Net Increase (Decrease) in Cash                                      35,041       (31,783)

Cash - Beginning of Year                                              7,045        38,828
                                                               ------------- -------------

Cash - End of Year                                               $   42,086   $     7,045
                                                               ============= =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                                    $   3,233    $         -
                                                               ============= =============
     Income Taxes                                                $       -    $         -
                                                               ============= =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for debt                                     $       -    $   49,340
                                                               ============= =============

Common stock issued for marketable securities                    $       -    $ 2,206,851
                                                               ============= =============
Common stock issued for deferred debt offering costs             $  180,000   $         -
                                                               ============= =============
Grant of stock warrants in connection with loan payable          $   74,841   $         -
                                                               ============= =============

Acquisition details:
     Fair value of assets acquired                               $       -   $   32,461
                                                               ============= ============
     Liabilities assumed                                         $       -   $   38,181
                                                               ============= =============
     Common stock issued for acquisitions                        $       -   $   25,000
                                                               ============= =============
     Customer list                                               $       -   $   30,720
                                                               ============= =============


          See accompanying notes to consolidated financial statements.
                                       F-6

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

Organization

Directview, Inc. ("the Company") was incorporated under the laws of the state of Massachusetts on June 12, 1989 with the name "Boston & Pacific Company Inc." On May 5, 2003, at the special meeting of shareholders of the Company, shareholders holding shares representing a majority of the votes authorized a change of domicile of the Company from the State of Massachusetts to the State of Nevada. In connection with the change of domicile, the shareholders also approved the following changes to the Nevada corporation formed for the purpose of changing the domicile: (i) a name change to DirectView, Inc.; (ii) an increase in the number of authorized shares of common stock from 15,000,000 to 300,000,000, with a change in the par value of the common stock to $.0001 per share; and (iii) an increase in the number of authorized shares of preferred stock from 221,037 to 5,000,000, with a change in the par value to $.0001.

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

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2005 and 2004 include the allowance for doubtful accounts and the useful life of property and equipment.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, payroll taxes payable, and loans payable approximate their fair market value based on the short-term maturity of these instruments.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. As of December 31, 2005, the Company had no cash equivalents.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2005, the allowance for doubtful accounts was $87,000.

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

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. When a customer order contains multiple items such as hardware, software, and services which are delivered at varying times, the Company determines whether the delivered items can be considered separate units of accounting as prescribed under Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in the Company's control. The following policies reflect specific criteria for the various revenues streams of the
Company:

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

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketable equity securities

At December 31, 2005, the Company holds 720,226 shares of a United Kingdom Corporation (the "Investee") pursuant to a stock-exchange agreement whereby the Company originally issued 47,500,000 of its shares of common stock in exchange for 1,218,225 shares of Investee's stock (net of 105,672 shares paid to the placement agent as a fee). At the time of issuance, the Company recorded the cost of the investment at the market value of the shares exchanged of $2,398,751. At December 31, 2005, the Company holds 660,449 shares of the Investee in an escrow account which may not be released without the Investee's permission until July 2006. If the average of the closing bid prices per share of the Company's common stock during the 10 trading days immediately preceding July 30, 2006 ("Average Closing Bid Price") is below $0.0505, the Investee will repurchase a proportion of its shares held in escrow at a price of approximately $0.02 per share. The proportion to be repurchased is computed using the difference between $.0505 and the Average Closing Bid Price as the numerator and $.0505 as the denominator. Until these shares are released from escrow, the Company accounts for the value attributable to such shares as restricted investment in marketable securities and is presented as an asset on the accompanying balance sheet. In June 2005, management believed that the fair value of this investment was impaired. The decrease in the carrying and the fair value of these shares of $1,187,455 on June 30, 2005 was recorded as a realized loss in its consolidated statement of operations. At December 31, 2005, restricted investment in marketable securities amounted to $11,642.

The remaining unrestricted Investee shares (59,777 shares) are stated at market value based on the most recently traded price of these securities at December 31, 2005 as a current asset. In June 2005, management believed that the fair value of this investment was impaired. The decrease in the carrying and the fair value of these shares of $95,610 on June 30, 2005 was recorded as a realized loss in its consolidated statement of operations. These Investee shares are classified as a trading security at December 31, 2005. As of December 31, 2005, unrealized gains and losses, determined by the difference between adjusted historical purchase price (after impairment) and the market value at each balance sheet date, are recorded as an unrealized gain or loss on the accompanying statements of operations. Realized gains and losses are determined by the difference between adjusted purchase price (after impairment) and gross proceeds received when the marketable securities are sold. At December 31, 2005, marketable securities amounted to $13,372.

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

Non-employee stock based compensation

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18").

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per common share

In accordance with SFAS No. 128 "Earnings Per Share," Basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company's common stock equivalents at December 31, 2005 include the following:


        Convertible debenture                           294,117,647
        Stock warrants                                    4,000,000
                                                       -------------
                                                        298,117,647
                                                       =============

Advertising

Advertising costs are expensed when incurred. For the years ended December 31, 2005 and 2004, advertising expense amounted to $23,834 and $23,244, respectively.

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

Shipping costs

Shipping costs are included in other selling, general and administrative expenses and amounted to $5,059 and $24,628 for the years ended December 31, 2005 and 2004, respectively.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for the first fiscal year beginning after December 15, 2005. The Company is in process of evaluating the impact of this pronouncement on its financial statements.

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

On June 29, 2005, the EITF ratified Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is "conventional" for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

In September 2005, Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its "best efforts" to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor.

In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or shareholders' equity.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2005:

                                          Useful Life
                                          -------------
   Office Furniture and Fixtures           5 Years                   2,771

   Accumulated Depreciation                                           (518)
                                                                  ----------
                                                                  $  2,253
                                                                  ==========

For the year ended December 31, 2005 and 2004, depreciation expense amounted to $287 and $205, respectively.

NOTE 3 - ACQUISITION

On February 23, 2004, the Company entered into a Stock Purchase Agreement with Meeting Technologies, Inc. ("Meeting") and Meeting's shareholder. Meeting has principal offices in New York. Meeting Technologies, Inc. is a privately held provider of video conferencing equipment and related services. As a result of the acquisition, the Company issued 500,000 shares of its common stock with a fair market value of $25,000 in exchange for 100% of the capital stock of Meeting. The Company accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $30,720. The excess has been applied to customer lists and was to be amortized over 36 months. In 2005, the Company determined that the customer list was impaired. Accordingly, for the year ended December 31, 2005 and 2004, amortization of customer lists amounted to $22,187 and $8,533, respectively. The results of operations of Meeting are included in the accompanying financial statements from February 23, 2004 (effective date of acquisition) to December 31, 2004.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Meeting had occurred at the beginning of 2004:


                                                                Year Ended
                                                             December 31, 2004
                                                          ---------------------

Revenues                                                  $          792,606
Net Loss from continuing operations                       $        (1,162,086)
Net Loss per Share from continuing operations             $              (.01)



On the date of acquisition (February 23, 2004), a condensed balance sheet disclosing the amount assigned to each major asset and liability is a follows:

Total current assets                                 $             32,071
                                                      ====================
Customer lists                                       $             30,721
                                                      ====================
Accounts payable                                     $             38,182
                                                      ====================

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 4 - LOANS PAYABLE

As of December 31, 2005, the Company had loans with various entities and an individual. The loans bear interest at 3.50% per annum and were payable on December 31, 2005. During the period of any default under the terms of the notes, the interest rate on the entire outstanding debt shall be at the rate of 12% per annum. At December 31, 2005, loans payable to these entities and individual amounted to $222,100. As of December 31, 2005, accrued interest payable of the loans amounted to $18,904 and is included in accrued expenses on the accompanying balance sheet.

NOTE 5 - DUE TO SHAREHOLDER

As of December 31, 2005, the Company has outstanding amounts due to a director of the Company of $251,890. This amount is non-interest bearing and is due upon demand.

NOTE 6 - CONVERTIBLE DEBENTURES PAYABLE

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

Interest is payable on the secured convertible debentures, at maturity or conversion, at the rate of 7% per year, compounded monthly. The 7% secured debentures mature one year from the issuance date at which time the outstanding principal and accrued interest are due. The secured convertible debentures are convertible at the option of holder into shares of the Company's common stock at an initial conversion price of $0.024 per share. The conversion price of the secured convertible debentures is subject to adjustment in the event the Company issues or sells shares of its common stock or securities exercisable or convertible into shares of its common stock at a price less than the then effective conversion price, other than in certain circumstances as described in the Securities Purchase Agreement. However, the conversion price cannot be lower than $.001 per share. The conversion price and number of shares issuable upon the conversion of the 7% secured convertible debentures are also subject to adjustment in the event of stock splits, stock dividends or recapitalizations.

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

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 6 - CONVERTIBLE DEBENTURES PAYABLE (continued)

In accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" and EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" the proceeds of the issuance have been allocated among the convertible debt and the warrants issued based upon their relative fair values. The fair value of the 4,000,000 warrants issued as of April 1, 2005 was determined to be $74,841 by using the Black-Scholes option pricing model assuming an expected life of 3 years, a risk-free interest rate of 3.53%, an expected volatility of 194%, and a dividend yield of 0%. Since the effective conversion price was greater than the fair market value of the Company's common stock on the date of the respective debenture, no beneficial conversion expense was recognized. The fair value of the warrants was treated as a discount on the convertible debenture to be amortized over the debenture term. Additionally, the Company paid Yorkville Advisors Management LLC, the investment advisor of Highgate House Funds, Ltd., a fee of $100,000, as well as a structuring fee of $10,000 and a due diligence fee and other fees of $15,000. These fees were treated as a discount on the convertible debenture and beginning on April 1, 2005 are being amortized over the debenture term. Amortization expense for the year ended December 31, 2005 was $141,547 and is included in interest expense.

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

In order to secure its obligations under the secured convertible debenture and related documents, the Company has granted the debenture holders a security interest in all of its assets and property, and the Company has pledged 250,000,000 shares of its common stock. A certificate representing the pledged shares together with a stock power has been deposited in escrow with a third party. If the Company should default under the Securities Purchase Agreement, 7% convertible secured debentures or the related transactional documents, Highgate House Funds, Ltd. is entitled to voting, dividend and other rights over these pledged shares, and may take possession of and sell the pledged shares to satisfy our obligations to the debenture holder. A foreclosure by Highgate House Funds, Ltd. of the pledged shares could result in a change of control of the Company. Upon the satisfaction or conversion of the secured convertible debentures, the pledged shares will be returned to the Company for cancellation and return to its treasury

Under the terms of the Securities Purchase Agreement, secured convertible debentures and warrants, no conversion of the debentures or exercise of the warrants may occur if a conversion or exercise would result in Highgate House Funds, Ltd. and any of its affiliates beneficially owning more than 4.99% of the Company's outstanding common shares following such conversion or exercise. Highgate House Funds, Ltd. may waive this provision upon 65 days prior notice to the Company and this provision will not apply to the warrants during the last 60 days of the term of the warrants. So long as the 7% secured convertible debentures are outstanding, without the debenture holder's consent, the Company cannot:

   * issue or sell shares of our common or preferred stock, or any warrant option or right to acquire shares of our common stock, without consideration or for a per share consideration less than the bid price for our shares on the date of issuance,
   * file a registration statement on Form S-8 except to register up to 20,000,000 shares of our common stock to be issued under a stock incentive plan to the Company's non-executive employees, provided that such shares are not issued without consideration or for a consideration less than the closing bid price of our common stock on the day of issuance and that the registration statement is not filed prior to 90 days after the date of the prospectus contained in the Company's registration statement which is presently pending with the Securities and Exchange Commission.,
   * enter into any transaction with officers, directors, 5% or greater shareholders or their affiliates except for customary employment arrangements, an investment in an affiliate of the Company, a transaction which is upon terms we might receive in an arms-length transaction with a non-affiliate, or any transaction which is approved by our disinterested directors.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 6 - CONVERTIBLE DEBENTURES PAYABLE (continued)

The Company agreed to file a registration statement with the Securities and Exchange Commission registering the shares of its common stock underlying the 7% secured convertible debentures and the warrants on or prior to May 31, 2005, and to use its best efforts to cause the registration statement to be declared effective by the SEC within 90 days from the date of filing. The Company filed the registration statement with the SEC on June 1, 2005. However, such registration statement had not yet been declared effective and was withdrawn in March 2006. As a result of the foregoing, or if the registration statement does not remain effective (except for certain specified periods) once it is declared effective by the SEC, of which there are no assurances, the Company is subject to the payment of liquidated damages equal to 2% of the liquidated value of the debentures, payable in cash or shares of its common stock at the option of the holder, for each 30 day period during which the deficiency is not cured. The number of shares issuable under liquidating damages can not be lower than $.001 per share. We did not accrue any penalties during the period ended December 31, 2005 as we signed new debenture agreements in 2006 (see note 13). On March 23, 2006, the Company entered into a new securities purchase agreement whereby, these debentures were cancelled and replaced with the new Securities Purchase Agreement (see note 13). In accordance with SFAS 133 and EITF 00-19, the Company determined that this instrument was not a derivative.

The convertible debenture liability is as follows at December 31, 2005:


Convertible debentures payable                        $     1,000,000
Less: unamortized discount on debentures                      (58,294)
                                                        --------------

Convertible debentures, net                           $       941,706
                                                        ===============

NOTE 7 - STANDBY EQUITY DISTRIBUTION AGREEMENT

On April 1, 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Under the Standby Equity Distribution Agreement ("SEDA"), the Company can require Cornell Capital Partners, L.P., an affiliate of Highgate House Funds, Ltd., to purchase up to $10,000,000 of its common stock over a two-year period following May 31, 2005. The SEDA establishes what is sometimes termed an equity line of credit or an equity draw-down facility. The $10,000,000 facility may be drawn-down upon by the Company in installments, the maximum amount of each of which is limited to $250,000. For each share of common stock purchased under the SEDA, Cornell Capital Partners, L.P. will pay 97% of the lowest volume weighted average price ("VWAP") of the Company's shares during the five trading days following the Company's draw-down notice to Cornell Capital Partners, L.P. The VWAP that will be used in the calculation will be that reported by Bloomberg, LLC, a third-party reporting service. In general, the VWAP represents the sum of the value of all the sales of the Company's common stock for a given day (the total shares sold in each trade times the sales price per share of the common stock for that trade), divided by the total number of shares sold on that day.

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

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 7 - STANDBY EQUITY DISTRIBUTION AGREEMENT (continued)

In connection with the SEDA, the Company issued to Cornell Capital Partners, L.P. 9,500,000 shares of its common stock and paid a due diligence fee of $2,500. The Company is also committed to pay to Cornell Capital Partners, L.P. an amount equal to 5% of each purchase of its common stock made by Cornell Capital Partners, L.P. under the SEDA. This additional fee has the effect of a lower purchase price paid by Cornell Capital Partners, L.P. for the Company's stock. The Company also paid Yorkville Advisors Management, LLC, the investment manager for Cornell Capital Partners, L.P., a structuring fee of $10,000, and on each sale under the SEDA, the Company will pay an additional structuring fee of $500. Newbridge Securities Corporation acted as placement agent for the SEDA, and the Company paid that firm a fee of 500,000 shares of its common stock as compensation. The Company valued the common shares issued to Cornell and Newbridge at the fair market value on the dates of grant or $0.018 per share or $180,000 based on the quoted trading price for the stock. The commitment fee was deemed to be a deferred debt offering cost and was to be amortized as a financing expense over the effective period of 24 months. As of December 31, 2005, the Company's registration was not yet declared effective and in March 2006, the registration was withdrawn. Accordingly, at December 31, 2005, the Company wrote of the debt offering costs. In March 2006, the SEDA was terminated (see note 13).

NOTE 8 - INCOME TAXES

At December 31, 2005, the Company had net operating loss carry forwards of approximately $2,163,000 for federal and state income tax purposes available to offset future taxable income expiring on various dates through 2025. Usage of the net operating losses may be limited under Internal Revenue code section 382 due to the Company's change in ownership, which occurred in fiscal 2003 and in the event of any future changes in ownership. The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2005 and 2004 as follows:

                                                                 2005                        2004
                                                       -------------------------- ---------------------------

Computed "expected" tax benefit                                  $   (1,024,433)               $   (400,852)
State income taxes benefit                                             (117,078)                    (58,949)
Non-deductible stock based compensation                                   86,564                      78,110
Permanent differences                                                      2,637                       1,170
Other                                                                     14,065
Change in valuation allowance                                          1,038,245                     380,521
                                                       -------------------------- ---------------------------

                                                                     $         -                  $        -
                                                       ========================== ===========================

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2005 are as follows:


Deferred tax assets:
Net operating loss carry forward                                    $     843,570              $     359,043
Unrealized loss from impairment on
   marketable securities                                                  500,395                          -
Debt offering costs                                                        70,200
Allowance for doubtful accounts                                            33,930                     50,807
                                                        -------------------------- --------------------------
Total gross deferred tax assets                                         1,448,095                    409,850

Less valuation allowance                                                                            (409,850)
                                                                       (1,448,095)
                                                        -------------------------- --------------------------

Net deferred tax assets                                               $         -                 $        -
                                                        ========================== ==========================


The valuation allowance at December 31, 2005 was $1,448,095. The increase during 2005 was $1,038,245.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 8 - INCOME TAXES (continued)

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

NOTE 9 - SHAREHOLDERS' DEFICIT

Preferred Stock

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

On May 28, 2004, the Company entered into a one-year consulting agreement and granted 4,000,000 stock options to a consultant for business development and marketing services. These options were granted with an exercise price of $.015 per share. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of -0- percent; expected volatility of 99 percent; risk-free interest rate of 4.50 percent and an expected holding period of one-half year. In connection with these options, the Company recorded deferred compensation of $180,266, which will be amortized into consulting expense over the term of the contract. For the year ended December 31, 2005 and 2004, the Company amortized $75,109 and $105,157 into consulting expense, respectively.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 9 - SHAREHOLDERS' DEFICIT (continued)

A summary of the status of the Company's outstanding stock options as of December 31, 2005 and 2004 and changes during the year ending on that date is as follows:

                                                                    Weighted
                                                                     Average
                                                                    Exercise
                                                  Shares             Price
                                              --------------      --------------
   Outstanding December 31, 2003                        -               -
      Granted                                   4,000,000            0.015
      Exercised                                (4,000,000)          (0.015)
      Forfeited                                         -                -
                                             --------------       --------------


Outstanding at December 31, 2004 and 2005               -         $      -
                                             ==============     ==============

Options exercisable at end of year                      -         $      -
                                             ==============     ==============

Weighted-average fair value of options
 granted during the year                          2005                2004
                                             --------------        -------------
                                             $      -           $     0.015


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

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 9 - SHAREHOLDERS' DEFICIT (continued)

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

In March 2005, the Company increased its authorized common shares from 300,000,000 to 750,000,000. In May 2005, it further increased its authorized common shares to 1,250,000,000 shares and in August 2005 it further increased the number of its authorized shares of common stock to 2,500,000,000 shares.

In April 2005, the Company cancelled 100,000 shares of common stock previously issued as payment for equipment that was not received.

On April 1, 2005, as collateral, the Company issued 250,000,000 shares of its common stock in anticipation of the April 2005 execution of the Securities Purchase Agreement described in Note 6. In April 2005, a certificate representing the 250,000,000 shares together with a stock power were deposited in escrow with a third party. If the Company should default under the Securities Purchase Agreement, 7% convertible secured debentures or the related transactional documents that were signed on April 1, 2005 (See Note 6), Highgate House Funds, Ltd. is entitled to voting, dividend and other rights over these pledged shares, and may take possession of and sell the pledged shares to satisfy the Company's obligations to the debenture holder. Until the occurrence of an event of default on the underlying obligation, these shares are not considered outstanding, do not carry voting rights, are not entitled to dividends and are not included for the purposes of earnings per share calculations. Upon the satisfaction or conversion of the secured convertible debentures, the pledged shares will be returned to the Company for cancellation and returned to our treasury.

In connection with the SEDA, the Company issued to Cornell Capital Partners, L.P. 9,500,000 shares of its common stock. Additionally, the Company issued to Newbridge Securities Corporation, the placement agent for the SEDA, 500,000 shares of its common stock as compensation. The Company valued the common shares issued to Cornell and Newbridge at the fair market value on the dates of grant or $0.018 per share or $180,000 based on the quoted trading price. The commitment fee was deemed to be a deferred debt offering cost and was to be amortized as a financing expense over the effective period of 24 months. Since as of December 31, 2005, the Company's registration was not yet declared effective and the Company withdrew its registration statement in March 2006, the Company wrote off the debt offering costs of $180,000 as of December 31, 2005.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 10 - OTHER RELATED PARTY TRANSACTIONS

In 2004, the Company advanced $1,353 to a company related through common ownership. In 2004, the Company could not determine the collectibility of these advances. Accordingly, the Company wrote off these advanced and recorded bad debt expense of $1,353 for the year ended December 31, 2004.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

Rent expense for the years ended December 31, 2005 and 2004 was $68,287 and $45,449, respectively.

Litigation

Ralston Communications, Inc., the Company's wholly-owned subsidiary, has had certain judgments issued and claims made against it aggregating approximately $300,000. These judgments and claims arose from transactions undertaken several years ago and prior to the merger into the Company's wholly-owned subsidiary that occurred in May 2003. The Company is not seeking to defend any of these claims, although in certain instances, a counterclaim existed with regard to one of the claimants. The Company does not believe its is liable for any of the judgments or related claims.

NOTE 12 - GOING CONCERN CONSIDERATIONS

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $11,077,326 and a working capital deficit of $1,813,530 at December 31, 2005, net losses in year ended December 31, 2005 of $2,926,951 and cash used in operations during the year ended December 31, 2005 of $687,648. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. In order to raise funds, on April 1, 2005, the Company entered into a Standby Equity Distribution Agreement and a Securities Purchase Agreement for the issuance and sale of $1,000,000 of 7% secured convertible debentures (See Note 6 and 7). Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate increased revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 13 - SUBSEQUENT EVENTS

On February 14, 2006, the Company filed a Registration Statement on form S-8 to register an additional 20,000,000 shares of common stock under the Company's 2004 Stock Compensation Plan, as Amended (the "Plan"). The Company established the Plan effective May 1, 2004. The initial Plan authorized the Company to issue up to 20,000,000 shares of its common stock. On February 10, 2006, the Company's Board of Directors increased the number of shares available for issuance under the Plan by 20,000,000 shares up to 40,000,000. In February 2006, the Company issued 7,500,000 shares of common stock under the Plan to executives of the Company.

On March 15, 2006, the SEDA and all related agreements (see note 7) with Cornell Capital Partners, L.P. and the Placement Agent were terminated. In connection with the SEDA, the Company issued 9,500,000 shares of Common Stock to the Investor and 500,000 shares of Common Stock to the Placement Agent. The Company agreed to register these shares in its next Registration Statement it files.

On March 31, 2006, the Company entered into a Securities Purchase Agreement (the "Agreement"), with Cornell Capital Partners, LP., ("Cornell"), and Highgate House Funds, Ltd. ("Highgate") (Cornell and Highgate collectively, "Buvers"). As discussed in note 6, the Company issued to Highgate, and Highgate has purchased from the Company a Secured Convertible Debenture on April 1, 2005 (the "First Debenture") for a purchase price of $500,000. Additionally, the Company issued to Highgate, and Highgate has purchased from the Company a Secured Convertible Debenture on May 31, 2005 (the "Second Debenture") for a purchase price of $500,000. In connection with this Agreement, Highgate surrendered the First and Second Debentures for conversion into new Convertible Debentures amounting to $1,062,329 (including accrued interest of $62,329) and Cornell purchased additional convertible debentures amounting to $150,000 for the total purchase price of $1,212,329 (the "Purchase Price"). In connection with the Agreement, the Company paid Yorkville Advisors LLC a fee equal to $15,000 and a structuring fee to Yorkville Advisors LLC of $5,000 from the proceeds of the Closing. Accordingly, the Company received net proceeds of $130,000.

In connection with this Agreement, the Company issued to the Buyer warrants to purchase 409,000,000 shares of the Company's Common Stock (the "Warrants") in such amounts as set forth on below.

                         Number of warrants                  Exercise price per
                                                                    share
            -----------------------------------------      --------------------
                               100,000,000                            $.0100
                               165,000,000                            $.0035
                               144,000,000                            $.0040
             ----------------------------------------

                               409,000,000
             ========================================

The Company shall use its best efforts (i) to have the Initial Registration Statement declared effective by the SEC no later than ninety (90) days from the date filed (the "Scheduled Effective Deadline") and (ii) to ensure that the Initial Registration Statement and any subsequent Registration Statement remains in effect until all of the Registrable Securities have been sold, subject to the terms and conditions of this Agreement.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 13 - SUBSEQUENT EVENTS (continued)

In the event the Registration Statement is not filed by the Scheduled Filing Deadline or is not declared effective by the SEC on or before the Scheduled Effective Date, or if after the Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to the Registration Statement (whether because of a failure to keep the Registration Statement effective, failure to disclose such information as is necessary for sales to be made pursuant to the Registration Statement, failure to register sufficient shares of Common Stock or otherwise) then as partial relief for the damages to any holder of Registrable Securities by reason of any such delay in or reduction of its ability to sell the underlying shares of Common Stock (which remedy shall not be exclusive of any other remedies at law or in equity), the Company will pay as liquidated damages (the "Liquidated Damages") to the holder, at the holder's option, either a cash amount or shares of the Company's Common Stock within three (3) business days, after demand therefore, equal to two percent (2%) of the liquidated value of the Convertible Debentures outstanding as Liquidated Damages for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Date as the case may be.

Pursuant to SFAS 133 and EITF Abstract No. 00-19, the embedded conversion feature associated with the stock and warrants issued to the debenture holders have been determined to be derivative instruments. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the debentures. Such discount will be accreted from the date of issuance to the maturity date of the debentures. The change in the fair value of the liability for derivative contracts will be credited to Other income/ (expense) in the consolidated statements of operations.

The Company computes fair value of these derivatives using the Black-Scholes valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's derivative instruments have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate.