Form 10QSB
period 2006-03-31
DIRECTVIEW INC
filed 2006-05-22
CIK 884380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                 For the quarterly report ended March 31, 2006

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

                       APPLICABLE ONLY TO COPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 15, 2006, there were 297,060,090 shares of the small business issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

     References in this report to "DirectView", "we", "us" and "our" are to DirectView, Inc. a Nevada corporation, and our subsidiaries Ralston Communications, Inc., a Florida corporation, Ralson Communication Services, Inc., a Florida Corporation, and Meeting Technologies, Inc., a Delaware corporation. The information which appears on our web site at www.directviewinc.com is not part of this quarterly report.

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

                                DIRECTVIEW, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2006

                                      INDEX

                                                                          Page
PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet (Unaudited)
                  As of March 31, 2006....................................   3
         Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended March 31, 2006 and 2005 ....    4
         Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended March 31, 2006 and 2005.....    5

         Notes to Consolidated Financial Statements.....................  6-14

         Item 2 - Management's Discussion and Analysis or Plan
                  of  Operation....................................      15-22

         Item 3 - Controls and Procedures...........................     22-23

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings............... .................        23

         Item 2.  Unregistered Sales of Equity Securities and
                  Use of Proceeds ...................................       23

         Item 3.  Defaults Upon Senior Securities ...................       24

         Item 4.  Submission of Matters to a Vote of Security Holders       24

         Item 5 - Other Information..................................       24

         Item 6 - Exhibits............................................      24

         Signatures...................................................      24

                          DIRECTVIEW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
    Cash                                                                                $  87,930
    Accounts Receivable (Net of Allowance for Doubtful Accounts of $25,198)                 7,945
    Other Current Assets                                                                    6,428
                                                                                      --------------
        Total Current Assets                                                              102,303

PROPERTY AND EQUIPMENT - Net                                                                2,178
RESTRICTED INVESTMENT IN MARKETABLE SECURITIES                                             11,642
OTHER ASSETS                                                                                8,801
                                                                                      --------------

        Total Assets                                                                    $ 124,924
                                                                                      ===============
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Loans Payable                                                                       $ 222,100
    Accounts Payable                                                                      416,598
    Accrued Expenses                                                                       73,944
    Accrued Registration Rights Penalty                                                   284,759
    Deferred Revenue                                                                       26,077
    Customer Deposits                                                                      16,646
    Derivative Liability - Convertible Debentures                                       1,589,939
    Derivative Liability - Warrants                                                     1,556,062
    Due to Stockholder                                                                    244,718
                                                                                      --------------
        Total Current Liabilities                                                       4,430,843

LONG-TERM LIABILITIES:

    Deferred Revenue                                                                        5,180
    Convertible Debentures Payable, net                                                     8,419
                                                                                      --------------

        Total Liabilities                                                               4,444,442
                                                                                      --------------

SHAREHOLDERS' DEFICIT:
    Preferred Stock ($0.0001 Par Value; 4,900,000 Shares Authorized;  No
        Shares Issued and Outstanding)                                                          -
    Series 1 Voting Preferred Stock ($.0001 Par Value; 100,000 shares authorized ;
        100,000 Shares Issued and Outstanding; Liquidation Preference $1,000)                  10
    Common Stock ($0.0001 Par Value; 2,500,000,000 Shares Authorized;
        296,060,090 Shares Issued and Outstanding)                                         29,606
    Additional Paid-in Capital                                                          9,273,709
    Accumulated Deficit                                                               (13,622,843)
                                                                                      --------------
        Total Shareholders' Deficit                                                    (4,319,518)
                                                                                      --------------

        Total Liabilities and Shareholders' Deficit                                     $ 124,924
                                                                                      ==============

       See accompanying notes to unaudited consolidated financial statements.
                                       -3-

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the Three Months Ended
                                                                   March 31,
                                                    ------------------------------------
                                                         2006                 2005
                                                    ---------------      ---------------
                                                       (Unaudited)          (Unaudited)

NET SALES                                               $ 129,115            $ 227,709

COST OF SALES                                             100,424              170,411
                                                    ---------------      ---------------

GROSS PROFIT                                               28,691               57,298
                                                    ---------------      ---------------

OPERATING EXPENSES:
    Depreciation and Amortization                              75                2,630
    Bad Debt Expenses                                       4,000                    -
    Professional Fees                                      19,897               25,888
    Rent                                                   14,624               18,054
    Compensation                                           90,458              261,096
    Other Selling, General and Administrative             121,269              243,555
                                                    ---------------      ---------------

        Total Operating Expenses                          250,323              551,223
                                                    ---------------      ---------------

LOSS FROM OPERATIONS                                     (221,632)            (493,925)
                                                    ---------------      ---------------

OTHER INCOME (EXPENSES):
     Other Income                                           5,785               18,863
     Loss from Sale of Marketable Securities                 (137)            (167,926)
     Derivative Liability Expense                      (1,953,672)                   -
     Registration Rights Penalty                         (284,759)                   -
     Interest  Income                                          53                    -
     Interest Expense                                     (91,155)              (4,879)
                                                    ---------------      ---------------

        Total Other Income (Expenses)                  (2,323,885)            (153,942)
                                                    ---------------      ---------------

NET LOSS                                               (2,545,517)            (647,867)

OTHER COMPREHENSIVE GAIN:
   Unrealized Gain on Marketable Securities                     -              169,919
                                                    ---------------      ---------------

COMPREHENSIVE LOSS                                   $ (2,545,517)          $ (477,948)
                                                    ===============      ===============

NET LOSS PER COMMON
  SHARE - Basic and Diluted                               $ (0.01)             $ (0.00)
                                                    ===============      ===============

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - Basic and Diluted                   292,087,868          274,577,624
                                                    ===============      ===============

     See accompanying notes to unaudited consolidated financial statements.
                                       -4-

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            For the Three Months Ended
                                                                     March 31,
                                                            ---------------------------
                                                                 2006          2005
                                                            ------------- -------------
                                                             (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                 $(2,545,517)   $ (647,867)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:
           Depreciation and amortization                              75         2,630
           Stock-based compensation                               27,750       302,817
           Other income                                                -       (18,863)
           Amortization of discount on debentures payable         66,713             -
           Loss from sale of marketable securities                   137       167,926
           Bad debt                                                4,000             -
           Non-cash derivative liability expenses              1,953,672             -
           (Increase) Decrease in:
             Accounts receivable                                  82,912       138,762
             Other current assets                                 (1,758)      (19,320)
             Other assets                                              -          (978)

           Increase (Decrease) in:
              Accounts payable                                    11,092        24,747
              Accrued expenses                                    29,463        32,751
              Accrued registration rights penalty                284,759             -
              Customer deposits                                   (1,854)            -
              Deferred revenue                                    (1,663)        4,373
                                                            ------------- -------------

Net Cash Flows Used in Operating Activities                      (90,219)      (13,022)
                                                            ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of marketable securities                  13,235        31,834
                                                            ------------- -------------

Net Cash Flows Provided by Investing Activities                   13,235        31,834
                                                            ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                       -        85,000
     Proceeds from debentures payable                            150,000             -
     Placement fees paid                                         (20,000)            -
     Payments on loans payable                                         -       (93,000)
     Payments on advances from shareholder                        (7,172)       (7,379)
                                                            ------------- -------------

Net Cash Flows Provided by (Used in) Financing Activities        122,828       (15,379)
                                                            ------------- -------------

Net Increase in Cash                                              45,844         3,433

Cash - Beginning of Period                                        42,086         7,045
                                                            ------------- -------------

Cash - End of Period                                         $    87,930    $   10,478
                                                            ============= =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                                 $        -    $        -
                                                            ============= =============
     Income Taxes                                             $        -    $        -
                                                            ============= =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Discount on debentures payable associated with derivative
liabilities                                                  $ 1,130,000   $         -
                                                            ============= =============
Accrued interest payable reclassified to debentures payable  $    46,986   $         -
                                                            ============= =============

     See accompanying notes to unaudited consolidated financial statements.
                                       -5-

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------------------------------

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and notes thereto contained in the Report on Form 10-KSB of DirectView, Inc. ("our Company" or the "Company"), as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the allowance for doubtful accounts and the useful life of property, plant and equipment, the valuation of derivative liabilities, the accrual of registration rights penalties, and the valuation of stock-based compensation.

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2006, the allowance for doubtful accounts was $25,198.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

Marketable equity securities

At March 31, 2006, the Company holds 660,449 shares of a United Kingdom Corporation (the "Investee") pursuant to a stock-exchange agreement whereby the Company originally issued 47,500,000 of its shares of common stock in exchange for 1,218,225 shares of Investee's stock (net of 105,672 shares paid to the placement agent as a fee). At March 31, 2006, the Company holds all 660,449 shares of the Investee in an escrow account which may not be released without the Investee's permission until July 2006. If the average of the closing bid prices per share of the Company's common stock during the 10 trading days immediately preceding July 30, 2006 ("Average Closing Bid Price") is below $0.0505, the Investee will repurchase a proportion of its shares held in escrow at a price of approximately $0.02 per share. The proportion to be repurchased is computed using the difference between $.0505 and the Average Closing Bid Price as the numerator and $.0505 as the denominator. Until these shares are released from escrow, the Company accounts for the value attributable to such shares as restricted investment in marketable securities and is presented as an asset on the accompanying balance sheet. At March 31, 2006, restricted investment in marketable securities amounted to $11,642.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The Company did not issue any stock options during the three months ended March 31, 2005.

Loss per common share

In accordance with SFAS No. 128 "Earnings Per Share," Basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company's common stock equivalents at March 31, 2006 include the following:

     Convertible debenture             432,974,643
     Stock warrants                    413,000,000
                                     ----------------
                                       845,974,643
                                     ================

Recent accounting pronouncements

In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of this pronouncement did not have any effect on the Company's financial position or results of operations.

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The adoption of this pronouncement did not have any effect on the Company's financial position or results of operations.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - LOANS PAYABLE

As of March 31, 2006, the Company had loans with various entities and an individual. Through December 31, 2005, the loans accrued interest at 3.50% per annum. The loans were payable on December 31, 2005 and are past due.
At March 31, 2006, loans payable to these entities and individual amounted to $222,100. As of March 31, 2006, accrued interest payable on the loans amounted to $25,476 and is included in accrued expenses on the accompanying balance sheet.

NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE

On April 1, 2005, the Company entered into a Securities Purchase Agreement with Highgate House Funds, Ltd., an accredited investor, for the issuance and sale of $1,000,000 of 7% secured convertible debentures in a private transaction exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) and Regulation D of that act. On April 1, 2005, the Company issued Highgate House Funds, Ltd. a $500,000 principal amount 7% secured convertible debenture (the "First Debenture") which was due on April 1, 2006, and in May 2005, the Company issued Highgate House Funds, Ltd. a second $500,000 principal amount 7% secured convertible debenture (the "Second Debenture") which was due on May 31, 2006. Other than the different due dates, all other terms and conditions of the debentures are identical. The net proceeds from the sale of the debentures were used by the Company for general corporate and working capital purposes.

Interest was payable on the secured convertible debentures, at maturity or conversion, at the rate of 7% per year, compounded monthly. The First and Second Debentures were convertible at the option of holder into shares of the Company's common stock at an initial conversion price of $0.024 per share, subject to adjustment in the event the Company issues or sells shares of its common stock or securities exercisable or convertible into shares of its common stock at a price less than the then effective conversion price, other than in certain circumstances as described in the Securities Purchase Agreement. However, the conversion price cannot be lower than $.001 per share.

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

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE (continued)

On March 23, 2006, the Company entered into a Securities Purchase Agreement (the "Agreement"), with Cornell Capital Partners, LP., ("Cornell"), and Highgate House Funds, Ltd. ("Highgate") (Cornell and Highgate collectively, "Buvers"). In connection with this Agreement, Highgate surrendered the First and Second Debentures for conversion into new 10% Secured Convertible Debentures amounting to $1,062,329 (including accrued interest of $62,329) and Cornell purchased additional secured convertible debentures amounting to $150,000 for the total purchase price of $1,212,329 (the "Purchase Price"). The debenture are due on March 23, 2009. In connection with the Agreement, the Company paid Yorkville Advisors LLC a fee equal to $15,000 and a structuring fee to Yorkville Advisors LLC of $5,000 from the proceeds of the Closing. Accordingly, the Company received net proceeds of $130,000. These fees were treated as a discount on the convertible debenture and beginning on April 1, 2005 are being amortized over the debenture term.

Each of the 10% Secured Convertible Debentures provides for interest in the amount of 10% per annum and are convertible at the lesser of $0.015 or 85% of the lowest closing bid price of the Company's common stock during the 10 trading days immediately preceding the conversion date.

The Company at its option shall have the right, with three (3) business days advance written notice (the "Redemption Notice"), to redeem a portion or all amounts outstanding under the 10% Secured Debenture prior to the Maturity Date provided that the Closing Bid Price of the Company's common stock, as reported by Bloomberg, LP, is less than the Fixed Conversion Price at the time of the Redemption Notice. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (20%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount").

In connection with this Agreement, the Company issued to the Buyer warrants to purchase 409,000,000 shares of the Company's Common Stock (the "Warrants") in such amounts as set forth on below.

                                              Exercise price
          Number of warrants                     per share
          ------------------                 ------------------
            100,000,000                         $    .0100
            165,000,000                         $    .0035
            144,000,000                         $    .0040
          ------------------
            409,000,000
          ==================

In order to secure its obligations under the secured convertible debenture and related documents, the Company has granted the debenture holders a security interest in all of its assets and property, and the Company has pledged 250,000,000 shares of its common stock. A certificate representing the pledged shares together with a stock power has been deposited in escrow with a third party. If the Company should default under the Securities Purchase Agreement, 10% convertible secured debentures or the related transactional documents, Highgate House Funds, Ltd. is entitled to voting, dividend and other rights over these pledged shares, and may take possession of and sell the pledged shares to satisfy the Company's obligations to the debenture holders. A foreclosure by Highgate House Funds, Ltd. of the pledged shares could result in a change of control of the Company. Upon the satisfaction or conversion of the secured convertible debentures, the pledged shares will be returned to the Company for cancellation and return to its treasury.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE (continued)

Under the terms of the Securities Purchase Agreement, secured convertible debentures and warrants, no conversion of the debentures or exercise of the warrants may occur if a conversion or exercise would result in Highgate House Funds, Ltd. and any of its affiliates beneficially owning more than 4.99% of the Company's outstanding common shares following such conversion or exercise. Highgate House Funds, Ltd. may waive this provision upon 65 days prior notice to the Company.

The Company has agreed to file a registration statement covering the shares of common stock underlying the securities issued no later than April 25, 2006, and will use its best efforts to have the registration statement declared effective with the Securities and Exchange Commission within 90 days of the filing date. If the Company does not meet the scheduled filing and effectiveness dates, it has agreed to pay liquidated damages of 2% per 30-day period following the scheduled filing and effective date for the registration statement which, at the option of the investors, may either be in cash or common stock of the Company. The Company's previous registration statement was withdrawn earlier in March 2006. The Company did not file the registration statement and liquidated damages began to accrue on such date. Accordingly, in connection with registration rights, the Company accrued estimated registration rights penalties of $284,759, which are included on the accompanying consolidated balance sheet.

The Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.
The Company believes that the aforementioned embedded derivatives and freestanding warrants meet the criteria of SFAS 133 and EITF 00-19, and should be accounted for as separate derivatives with a corresponding value recorded as liability. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the debentures. Such discount will be accreted from the date of issuance to the maturity date of the debentures. The change in the fair value of the liability for derivative contracts will be credited to other income/ (expense) in the consolidated statements of operations.
The $1,212,329 face amount of the debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in this debenture resulted in an initial debt discount of $1,192,329 and an initial loss on the valuation of derivative liabilities of $262,219. At March 31, 2006, the Company revalued this derivative liability. For the three months ended March 31, 2006, after adjustment, the Company recorded a loss on valuation of derivative liability of $397,610. As a result of the Company's meeting the requirements of SFAS 133, all of the Company's previously issued and outstanding instruments, which included 4,000,000 warrants exercisable at $.001 per share have been classified as derivative liabilities. The aggregate of 413,000,000 warrants, which expire five years after issuance, were assigned an initial value of $1,597,189 which was recorded as a loss from derivatives on the accompanying statement of operations. At March 31, 2006, the Company revalued this warrants liability. For the three months ended March 31, 2006, after adjustment, the Company recorded a loss on valuation of this derivative liability of $1,556,062, estimated using the Black-Scholes valuation model.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE (continued)

The amount allocated as a discount on the debenture for the value of the warrants and conversion option will be amortized to interest expense, using the effective interest method, over the term of the debenture. At the date of inception and at the valuation date of March 31, 2006, the following assumptions were applied to all convertible debt and warrants:


                                  At Inception             At March 31, 2006
                               ---------------------     -----------------------
Market Price:                         $0.039                     $0.0038
Exercise prices                  $0.001 to $0.01               $0.001 to $0.01
Term                               2 - 5 years                  2 - 5 years
Volatility:                           237%                          237%
Risk-free interest rate:             4.82%                         4.82%

The convertible debenture liability is as follows at March 31, 2006:

Convertible debentures payable                              $  1,212,329
Less: unamortized discount on debentures                      (1,203,910)
                                                            ---------------

Convertible debentures, net                                 $      8,419
                                                            ===============

NOTE 4 - STANDBY EQUITY DISTRIBUTION AGREEMENT

On April 1, 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Under the Standby Equity Distribution Agreement ("SEDA"), the Company could have required Cornell Capital Partners, L.P., an affiliate of Highgate House Funds, Ltd., to purchase up to $10,000,000 of its common stock over a two-year period following May 31, 2005, subject to an effective registration statement covering the underlying shares of common stock. The SEDA established what is sometimes termed an equity line of credit or an equity draw-down facility. As of December 31, 2005, the Company's previously filed registration statement had not yet declared effective and in March 2006, the registration statement was withdrawn. In March 2006, the SEDA was terminated.

NOTE 5 - LOAN PAYABLE - RELATED PARTY

As of March 31, 2006, the Company has outstanding loans payable due to an officer/director/principal stockholder of the Company of $244,718. This amount is non-interest bearing and is due upon demand.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 6 -  STOCKHOLDERS' DEFICIT

Common Stock

On February 2, 2006, the Company issued 2,500,000 shares of common stock to an employee of the Company for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $0.0035 based on the quoted trading price and recorded stock-based compensation expense of $8,750.

On February 24, 2006, the Company issued 5,000,000 shares of common stock to the Company's Chief Executive Officer and an employee of the Company for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $0.0038 based on the quoted trading price and recorded stock-based compensation expense of $19,000.

Common Stock Warrants

In connection with the Securities Purchase Agreement, the Company also to debenture holders issued Highgate House Funds, Ltd. three-year common stock purchase warrants to purchase 409,000,000 shares of the Company's common stock at an exercise prices ranging from $.01 to $.004 per share (see note 3).

Stock warrant activity for the three months ended March 31, 2006 is summarized as follows:

                                   Number of             Weighted average
                                     shares               exercise price
                                   ------------          ------------------
Outstanding at December 31, 2005     4,000,000           $        .001
Granted                            409,000,000                    .005
Exercised                                    -                       -
                                   ------------          ------------------

Outstanding at March 31, 2006      413,000,000           $       0.005
                                   ============          ==================

The following table summarizes the Company's stock warrants outstanding at March 31, 2006:

                      Warrants outstanding and exercisable
               --------------------------------------------------
                                              Weighted      Weighted
                                              average       average
          Range of                            remaining     exercise
       exercise price           Number        life          price
      ----------------        -----------    ---------     ----------
          $   0.001              4,000,000        3.00      $   0.001
          $   0.010            100,000,000        5.00      $   0.010
          $  0.0035            165,000,000        5.00      $  0.0035
          $   0.004            144,000,000        5.00      $   0.004

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 7 - GOING CONCERN CONSIDERATIONS

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $13,622,843 and a working capital deficit of $4,328,540 at March 31, 2006, net losses in three months ended March 31, 2006 of $2,545,517 and cash used in operations during the three months ended March 31, 2006 of $90,219. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. In order to raise funds, on May 23, 2006, the Company entered into a new Securities Purchase Agreement for the issuance and sale of $150,000 of 10% secured convertible debentures (See Note 3). Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan to generate increased revenues and to raise additional funds. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues and to raise additional funds provide the opportunity for the Company to continue as a going concern.

NOTE 8 - SUBSEQUENT EVENT

On April 20, 2006, the Company issued 1,000,000 shares of common stock for legal services rendered. The Company valued these common shares at the fair market value on the dates of grant or $0.0035 based on the quoted trading price and recorded professional fees of $3,500.

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

Results of Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005

         Net sales for three months ended March 31, 2006 were $129,115 as compared to net sales of $227,709 for three months ended March 31, 2005, a decrease of $98,594 or 43%. For the three months ended March 31, 2006, sales of teleconferencing equipment and accessories accounted for approximately 87% of our revenues as compared to 89% for the three months ended March 31, 2005. This decrease was attributable to the fact that during the three months ended March 31, 2006, we had an average of 2.5 sales persons as compared to 4 sales persons during the three months ended March 31, 2005. We continue to experience increased competition from competitors that sell similar products. In an effort to increase our sales in future periods, we need to hire additional sales staff to initiate a telemarketing campaign and we need to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, we do not have sufficient working capital to implement this strategy.

         Our cost of sales was approximately 77.8% of net sales for the three months ended March 31, 2006 as compared to approximately 74.8 % for the comparable three month period in fiscal 2005.

         Our gross profit was approximately 22.2% of net sales for the three months ended March 31, 2006 as compared to approximately 25.2 % for the comparable three month period in fiscal 2005.

         Total operating expenses for three months ended March 31, 2006 were $250,323, a decrease of $300,900, or approximately 55%, from total operating expenses in three months ended March 31, 2005 of $551,223. This decrease is primarily attributable to:

          a decrease of $2,555, or approximately 97%, in depreciation and amortization resulting from the amortization in the 2005 period of an intangible asset, a customer list, acquired in the acquisition of Meeting Technologies. This intangible was written off in 2005;

          an increase of $4,000, or 100%, in bad debt expenses due to the increase in our allowance for doubtful accounts during the three months ended March 31, 2006;

          a decrease of $5,991, or approximately 23%, in professional fees primarily associated fees incurred in the 2005 period in connection with a Standby Equity Distribution Agreement and debenture entered into in April 2005 described later in this discussion as well as fees associated the filing of a registration statement on Form SB-2 which was subsequently withdrawn;

          a decrease of $3,430, or approximately 19%, in rent expense reflecting the consolidation of all of our operations into our Boca Raton, Florida office and the closed our Texas office in the 2005 period.

          a decrease of $170,638, or approximately 65%, in compensation expense which is primarily the result of a decrease in sales and administrative staff and a decrease in commission expenses during the three months ended March 31, 2006 as compared to the 2005 period. During the three months ended March 31 2006, we had an average of 6 employees compared to 8.5 during the three months ended March 31, 2005. Additionally, we paid compensation to our former CEO during the three months period ending March 31, 2005 as compared to $0 for the three months ended March 31, 2006 as a result of his separation in June 2005. During the three months ended March 31, 2006, we incurred stock-based compensation expenses related to the issuance of common stock for services rendered of $27,750 as compared to $154,700 for the three months ended March 31, 2005, a decrease of $126,950.

          a decrease of $122,286, or approximately 50%, in other selling, general and administrative expenses as summarized below:


                                         Three months ended March 31,
                                          2006               2005
                                     -------------     ---------------

 Advertising and promotion            $     3,924       $     10,032
 Auto expense                               7,819              9,940
 Health insurance                           7,236              8,741
 Equipment expense                         59,950                  -
 Telephone and communications               8,125             14,931
 Travel and entertainment                   8,073             20,258
 Consulting expense                             -            148,117
 Other                                     26,142             31,536
                                     -------------     ---------------

                                      $   121,269       $    243,555
                                     =============     ===============

         The changes in these expenses from the three months ended March 31, 2004 as compared to the three months ended March 31,2005 included the following:

1) We decrease our advertising expense by $6,108 or 61% due to lack of working capital which has forced us to curtain our advertising efforts.

2) Auto expenses decreased by $2,121 due to a decrease in car allowances resulting from a reduction in sales staff which was offset by increased gas costs.

3) We incurred decreased health insurance costs due to a decrease in the number of employees participating in the plan. 4) During the three months ended March 31, 2006, we recorded equipment expense of $59,950 related to the purchase of 10 plasma televisions which we returned to the vendor and we did not receive a credit.

5) We had a $6,806 decrease in telephone and communication costs due to a decrease in telemarketing activities as a result of reduced marketing efforts.

6) Travel and entertainment expenses decreased by $12,185 due to decreased sales-related travel.

7) A decrease of $148,117, or 100%, in stock-based consulting expense to $0 for the three months ended March 31, 2006 as compared to $148,117 for the three months ended March 31, 2005. This decrease is a result of a decrease in stock issuances to consultants and amortization of deferred compensation. We expect to incur additional stock-based consulting expense in the future and;

8) Other selling, general and administrative expenses, which includes postage, general insurance, and office supplies and expenses decreased by $5,394 or 17% due to cost cutting measures.

         We reported a loss from operations of $221,632 for three months ended March 31, 2006 as compared to a loss from operations of $493,925 for three months ended March 31, 2005, a decrease of $272,293 or 55%.

         Total other expense increased to $2,323,885 for three months ended March 31, 2006 as compared to $153,942 for the three months ended March 31, 2005. Included in this net increase of $2,169,943 is:

o $5,785 and $18,863 of other income for the three months ended March 31, 2006 and 2005, respectively, was attributable to the reduction of accounts payable over four years old that management has deemed forgiven;

o an increase of $86,276, or approximately 1,768%, in interest expense for the three months ended March 31, 2006 as compared to three months ended March 31, 2005 which reflects an increase in our borrowings under debenture agreements as well as the amortization of a discount on convertible debentures of $66,713;

o An increase of $1,953,672 in derivative liability expense due to the valuation of derivative liabilities associated with our warrants and convertible debentures;

o An increase in registration rights penalties of $284,759 related to our requirement to file a registration statement and have it effective prior to specific dates for which we began to incur penalties since we did not file our registration statement prior to April 25, 2006, and estimated that we may incur penalties in the future;

o A increase in interest income of $53 due to investment of cash in interest-bearing accounts and;

o a decrease of $167,789 on the loss from sale of marketable securities which relates to the decline in the market value of the Langley Park ordinary shares as described below.

         As set forth above, for the three months ended March 31, 2006 we recorded a non-cash expense of $1,953,672 related to the fair value of derivative liabilities associated with our convertible debentures and warrants. The fair value of the derivative liabilities is determined at the end of each of our fiscal quarters and has the potential to significantly impact our results of operations from period to period. Based upon the trading price of our common stock, trading volatility, and the risk-free interest rate, we could record additional expense related to the fair value of the derivative liabilities in future periods if our stock price declines or, if our stock price increases, we could record income. Because we cannot predict the trading price of our common stock in future periods, we cannot predict the extent of any future expense or income associated with the fair value of derivative liabilities. However, as the income (expense) associated with the fair value of the derivative liabilities is non-cash, while it has the potential to significantly impact our net income, it does not effect our income from operations and, if we should record income from the change in the fair value of the derivative liabilities in future periods, this income does benefit our cash position or alleviate our need to raise additional working capital.

         We reported a net loss of $2,545,517 for the three months ended March 31, 2006 as compared to a net loss of $647,867 for the three months ended March 31, 2005. For the three months ended March 31, 2006, we reported an other comprehensive gain of $0 as compared to an unrealized gain which represents a reversal of unrealized loss on marketable securities resulting from the Langley Park transaction described below. As a result of the foregoing, our comprehensive loss for the three months ended March 31, 2006 was $2,545,517 as compared to a comprehensive loss of $477,948 for the three months ended March 31, 2005.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2006, we had cash on hand of $87,930 and a working capital deficit of $4,328,540.

         Net cash flows used in operating activities for the three months ended March 31, 2006 was $90,219 as compared to $13,022 for the three months ended March 31, 2005. This change is primarily attributable to:

o        an increase in our net loss of $1,897,650,

o a decrease of $275,067 in non-cash stock based compensation, which includes $126,950 representing the decrease in value of shares issued to employee and an officer as compensation and $146,850 representing the decrease in value of shares issued to third-party consultants as compensation for services the amortization of deferred compensation,

o        a decrease of $167,789 in loss from sale of marketable securities representing the decline in the market price of the Langley Park ordinary shares,
o        an increase of $1,953,672 related to derivative liability expense,

o an increase in amortization of discount on convertible debentures of $66,713,

o a decrease of $55,850 in accounts receivable due to a decrease in sales,

o a decrease of $18,540 in change in other current and non-current assets,

o an increase of $13,655 in accounts payable due to lack of payment of vendor invoices,

o        a decrease in customer deposits of $1,854,

o        an decrease in deferred revenues, and,

o        an increase in accrued expenses.

         We reported net cash flows provided by investing activities of $13,235 for the three months ended March 31, 2006 as compared to net cash provided by investing activities of $31,834 for the three months ended March 31, 2005, a decrease of $18,599. This decrease is attributable to a decrease in proceeds from the sale of Langley Park ordinary shares.

         Net cash flows provided by financing activities was $122,828 for the three months ended March 31, 2006 as compared to net cash used in financing activities of $15,379 for the three months ended March 31, 2005, an increase of $138,207. This change from the three months ended March 31, 2006 to the three months ended March 31, 2005 is primarily attributable to an increase of $130,000 in proceeds from debentures payable, and proceeds from loans payable of $85,000 offset by an increase in repayments of loans payable of $93,000 and a decrease in amounts received from the exercise of stock options of $60,000.

           We reported a net increase in cash for the three months ended March 31, 2006 of $45,844 as compared to a net increase in cash of $3,433 for the three months ended March 31, 2005. While we do not have any commitments for capital expenditures during the balance of fiscal 2006, we have $222,100 of unsecured loans which became due in December 2005 which are unpaid as of the date of this report. We do not have sufficient funds available to satisfy thee obligations. As of the date on this quarterly report, no default has been declared.

         We need to raise additional working capital to sustain our operations and satisfy our obligations as they become due. Our outstanding 10% secured convertible debentures contain covenants that restrict us from raising capital from the sale of stock or other securities convertible into stock at a price less than the market price of our common stock on the date of issuance. Given the relative size of our company and history of losses, the type of capital raising transactions which are generally available to companies such as ours are usually at a discount to market. The existence of these covenants may severely limit our ability to raise capital from the sale of stock or convertible securities because any potential purchasers of our stock or convertible securities may want to pay a discount to the market price of our stock.

         In addition, we have granted the holders of our $1,210,986 principal amount 10% secured convertible debentures which are due in March 2009 blanket security interests in all of our assets and properties and pledged of 250,000,000 shares of our common stock as additional collateral for the debentures. If we should default under the repayment provisions of the debentures, the holders could seek to foreclose on our assets and the shares of pledged stock in an effort to seek repayment under the obligations. In the event of a default, the holder would be entitled to vote these pledged shares, which would then represent approximately 46% of our issued and outstanding common stock and approximately 30% of our voting securities, assuming no additional issuance of shares of our common stock, and the holders, Highgate House Funds, Ltd. and Cornell Capital Partners, Ltd. could be in a position to control our company. In addition, if the holders were successful in foreclosing on our assets in the event of a default under the debentures, we would be deprived of the use of those assets and unable to conduct our business as it is presently conducted. In such an event, our ability to generate revenues and fund our ongoing operations would be materially adversely affected and we would likely be forced to cease operations.

         We currently have working capital to sustain our core operations for approximately four to six months, but these funds are not sufficient to satisfy our short-term debt obligations in the aggregate amount of approximately $1,434,000. We have begun conversations with funding sources to obtain additional financing, however, there are no assurances that these dicussions will lead to any affitional financing, in which event we will be unable to pay these obligations as they become due. If we are not able to raise working capital as needed, we may be required to cease operations in which case our stockholders could lose their entire investment in our company.

Going Concern

         The report from of our independent registered public accounting firm on our audited financial statements at December 31, 2005 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. While a significant portion of our net loss for the three months ended March 31, 2006 is non-cash (92%), we do not presently generate sufficient revenue to fund our operations. Our limited financial resources have prevented us from aggressively advertising our product to achieve consumer recognition. In order to sustain our current operations and satisfy our current obligations, as well as to expand sales of our products and services, we will require funds for working capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

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

Revenue is recognized upon completion of conferencing services. We generally does not charge up-front fees and bills its customers based on usage.

Revenue for video equipment sales is recognized upon delivery and installation.

Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

Accounting for Stock Based Compensation - Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Recent Accounting Pronouncements

         In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of this pronouncement did not have any effect on the Company's financial position or results of operations.

         In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The adoption of this pronouncement did not have any effect on the Company's financial position or results of operations.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3. CONTROLS AND PROCEDURES

                  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2006, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out by the Company's Chief Executive Officer, and the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, the Company's disclosure controls and procedures were effective except as set forth below, in the following paragraph, in timely alerting them to material information required to be included in the Company's periodic SEC reports.

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

            It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless how remote. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Neither our acting Chief Financial Officer nor our accounting staff possess the experience and knowledge in the proper application of GAAP to reasonably assure that our disclosure controls and procedures are effective. We do not have sufficient resources to expand our accounting staff with properly qualified and experienced personnel. Until such time as we have hired the additional necessary personnel it is possible that we will have one or more material weaknesses in our internal controls in future periods.

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

                           PART II - OTHER INFORMATION


tem 1 - Legal Proceedings

         None.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

         None.

Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submissions of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         None.

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

                                       DirectView, Inc.

                                  By: /s/Jeffrey Robbins
                                      ---------------------
May 22, 2006                             Jeffrey Robbins
                                         President, principal executive officer

May 22, 2006                       By: /s/ Michele Ralston
                                       ---------------------
                                            Michele Ralston
                                            Acting Chief Financial Officer