Form 10QSB
period 2006-06-30
DIRECTVIEW INC
filed 2006-08-21
CIK 884380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934

        For the quarterly report ended June 30, 2006

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

                       APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 18, 2006, there were 300,560,090 shares of the small business issuer's common stock outstanding.


Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

     References in this report to "DirectView", "we", "us" and "our" are to DirectView, Inc. a Nevada corporation, and our subsidiaries Ralston Communications, Inc., a Florida corporation, Ralston Communication Services, Inc., a Florida Corporation, and Meeting Technologies, Inc., a Delaware corporation. The information which appears on our web site at www.directviewinc.com is notpart of this quarterly report.


           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

         This quarterly report contains forward-looking. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "project," "contemplate," "would," "should," "could," or "may." With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

                                DIRECTVIEW, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2006

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited)
             As of June 30, 2006...............................................3
      Consolidated Statements of Operations (Unaudited)
             For the Three Months and Six Months Ended June 30, 2006 and 2005 .4 Consolidated Statements of Cash Flows (Unaudited)
             For Six Months Ended June 30, 2006 and 2005.......................5

      Notes to Consolidated Financial Statements.........................6-15

      Item 2 - Management's Discussion and Analysis or Plan of  Operation..16-22

      Item 3 - Controls and Procedures.....................................22-23

PART II - OTHER INFORMATION

      Item 1.Legal Proceedings................................................23

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...23

      Item 3. Defaults Upon Senior Securities.................................24

      Item 4.  Submission of Matters to a Vote of Security Holders............24

      Item 5 - Other Information..............................................24

      Item 6 - Exhibits.......................................................24

      Signatures..............................................................24

                                 DIRECTVIEW, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET
                                           June 30, 2006
                                            (Unaudited)

                                              ASSETS

CURRENT ASSETS:
    Cash                                                                                                     $      2,336
    Accounts Receivable (Net of Allowance for Doubtful Accounts of $25,198)                                        39,552
    Inventory                                                                                                       4,375
    Other Current Assets                                                                                            5,899
                                                                                                       -------------------

        Total Current Assets                                                                                       52,162

PROPERTY AND EQUIPMENT - Net                                                                                        2,103
RESTRICTED INVESTMENT IN MARKETABLE SECURITIES                                                                     11,642
OTHER ASSETS                                                                                                        8,801
                                                                                                       -------------------
        Total Assets                                                                                         $     74,708
                                                                                                       ===================



                               LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Loans Payable                                                                                            $    222,100
    Accounts Payable                                                                                              443,260
    Accrued Expenses                                                                                              132,380
    Accrued Registration Rights Penalty                                                                           468,480
    Deferred Revenue                                                                                               19,616
    Customer Deposits                                                                                              31,077
    Derivative Liability - Convertible Debentures                                                               1,409,824
    Derivative Liability - Warrants                                                                             1,104,687
    Due to Stockholder                                                                                            242,997
                                                                                                       -------------------

        Total Current Liabilities                                                                               4,074,421

LONG-TERM LIABILITIES:

    Deferred Revenue                                                                                                9,390
    Convertible Debentures Payable, net                                                                           109,447
                                                                                                       -------------------

        Total Liabilities                                                                                       4,193,258
                                                                                                       -------------------


SHAREHOLDERS' DEFICIT:
    Preferred Stock ($0.0001 Par Value; 4,900,000 Shares Authorized;  No
        Shares Issued and Outstanding)                                                                                  -
    Series 1 Voting Preferred Stock ($.0001 Par Value; 100,000 shares authorized ;
        100,000 Shares Issued and Outstanding; Liquidation Preference $1,000)                                          10
    Common Stock ($0.0001 Par Value; 2,500,000,000 Shares Authorized;
        300,060,090 Shares Issued and Outstanding)                                                                 30,006
    Additional Paid-in Capital                                                                                  9,284,309
    Accumulated Deficit                                                                                       (13,432,875)
                                                                                                       -------------------

        Total Shareholders' Deficit                                                                            (4,118,550)
                                                                                                       -------------------

        Total Liabilities and Shareholders' Deficit                                                          $     74,708
                                                                                                       ===================


     See accompanying notes to unaudited consolidated financial statements.
                                       -3-

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           For the Three Months Ended                  For the Six Months Ended
                                                                  June 30,                                     June 30,
                                                  ------------------------------------------   -------------------------------------
                                                            2006                  2005                   2006               2005
                                                    ------------------  ----------------------   ------------------ ----------------
                                                          (Unaudited)           (Unaudited)            (Unaudited)       (Unaudited)

NET SALES                                                $ 183,357                $ 95,222            $ 312,472          $ 322,931

COST OF SALES                                               84,403                  92,651              184,827            263,062
                                                   ------------------  ----------------------   ------------------ ----------------
GROSS PROFIT                                                98,954                   2,571              127,645             59,869
                                                   ------------------  ----------------------   ------------------ ----------------
OPERATING EXPENSES:
    Depreciation and Amortization                               75                   2,699                  150              5,329
    Bad Debt Expenses                                            -                  19,000                4,000             19,000
    Professional Fees                                       29,676                  26,988               49,573             52,876
    Rent                                                    16,686                  20,104               31,310             38,158
    Compensation                                            94,535                 199,274              184,993            416,570
    Stock-Based Consulting                                       -                  30,042                    -            221,959
    Other Selling, General and Administrative               78,461                 181,006              199,730            276,444
                                                   ------------------  ----------------------   ------------------ ----------------
        Total Operating Expenses                           219,433                 479,113              469,756          1,030,336
                                                   ------------------  ----------------------   ------------------ ----------------

LOSS FROM OPERATIONS                                      (120,479)               (476,542)            (342,111)          (970,467)
                                                    ------------------  ----------------------   ------------------ ----------------

OTHER INCOME (EXPENSES):
     Other Income                                            3,640                       -                9,425             18,863
     Loss from Sale of Marketable Securities                     -                       -                 (137)          (167,926)
     Loss from Impairment of Marketable Securities               -              (1,283,065)                   -         (1,283,065)
     Derivative Liability Income (Expense)                 631,490                                   (1,322,182)                 -
     Registration Rights Penalty                          (183,721)                      -             (468,480)                 -
     Interest  Income                                           35                     276                   88                276
     Interest Expense                                     (140,997)                (44,042)            (232,152)           (48,921)
                                                    ------------------  ----------------------   ------------------ ----------------
        Total Other Income (Expenses)                      310,447              (1,326,831)          (2,013,438)        (1,480,773)
                                                    ------------------  ----------------------   ------------------ ----------------

NET INCOME (LOSS)                                          189,968              (1,803,373)          (2,355,549)        (2,451,240)

OTHER COMPREHENSIVE GAIN:
   Unrealized Gain on Marketable Securities                      -               1,113,031                    -          1,282,950
                                                    -----------------  ----------------------   ------------------  ----------------
COMPREHENSIVE INCOME (LOSS)                              $ 189,968              $ (690,342)        $ (2,355,549)      $ (1,168,290)
                                                    ==================  ======================   ================== ================
NET INCOME (LOSS) PER COMMON
  SHARE - Basic                                         $       -                 $ (0.01)             $ (0.01)           $ (0.01)
                                                    ==================  ======================   ================== ================
 SHARE - Diluted                                        $       -                 $ (0.01)             $      -           $ (0.01)
                                                     ==================  ======================   ================== ===============
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - Basic                               297,826,757             288,474,376          294,963,404        281,564,388
                                                     ==================  ======================   ================== ===============
   OUTSTANDING - Diluted                              841,045,061             288,474,376          294,963,404        281,564,388
                                                     ==================  ======================   ================== ===============




     See accompanying notes to unaudited consolidated financial statements.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For the Six Months Ended
                                                                    June 30,
                                                             -------------------------
                                                                2006         2005
                                                             ------------  ------------
                                                             (Unaudited)    (Unaudited)
CA SH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                 $ (2,355,549)  $(2,451,240)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:
           Depreciation and amortization                             150          5,329
           Stock-based compensation                               38,750        332,859
           Other income                                           (9,425)       (18,863)
           Amortization of discount on debentures payable        167,741         41,627
           Loss from sale of marketable securities                   137        167,926
           Loss from Impairment of Marketable Securities               -      1,283,065
           Bad debt                                                4,000         19,000
           Non-cash derivative liability expenses              1,322,182              -
           Registration right penalty                            468,480              -
           (Increase) Decrease in:
             Accounts receivable                                  51,305        140,398
             Inventory                                            (4,375)             -
             Other current assets                                 (1,229)        (4,204)

           Increase (Decrease) in:
              Accounts payable                                    47,179          2,739
              Accrued expenses                                    87,899        (19,160)
              Customer deposits                                   12,577              -
              Deferred revenue                                    (3,914)        (2,900)
                                                             ------------   ------------

Net Cash Flows Used in Operating Activities                     (174,092)      (503,424)
                                                             ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                -        (1,000)
     Proceeds from sale of marketable securities                  13,235         31,834
                                                             ------------   ------------

Net Cash Flows Provided by Investing Activities                   13,235         30,834
                                                             ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debentures payable                            150,000              -
     Placement fees paid                                         (20,000)             -
     Proceeds from loans payable                                       -        875,000
     Payments on loans payable                                         -        (93,000)
     Payments on advances from shareholder                        (8,893)       (37,111)
                                                             ------------   ------------

Net Cash Flows Provided by Financing Activities                  121,107        744,889
                                                             ------------   ------------

Net (Decrease) Increase in Cash                                  (39,750)       272,299

Cash - Beginning of Period                                        42,086          7,045
                                                             ------------   ------------

Cash - End of Period                                         $     2,336    $   279,344
                                                             ============   ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                                $         -    $    3,233
                                                             ============   ============
     Income Taxes                                            $         -    $        -
                                                             ============   ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Discount on debentures payable associated with
derivative liabilities                                       $ 1,130,000    $        -
                                                             ============   ============
Accrued interest payable reclassified to debentures payable  $    62,329    $        -
                                                             ============   ============
Common stock issued for deferred debt issuance costs         $         -    $  180,000
                                                             ===========   ============

Grant of stock warrants in connection with loan payable      $         -    $   74,831
                                                             ============   ============


     See accompanying notes to unaudited consolidated financial statements.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and notes thereto contained in the Report on Form 10-KSB of DirectView, Inc. ("our Company" or the "Company"), as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

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

Reclassifications

Certain prior period balances have been reclassified to conform to the current year's presentation. These reclassifications had no impact on previously reported results of operations or shareholders' deficit.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, inventory, accounts payable and accrued expenses, and loans payable approximate their fair market value based on the short-term maturity of these instruments.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2006, the allowance for doubtful accounts was $25,198.

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

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Marketable equity securities

At June 30, 2006, the Company holds 660,449 shares of a United Kingdom Corporation (the "Investee") pursuant to a stock-exchange agreement whereby the Company originally issued 47,500,000 of its shares of common stock in exchange for 1,218,225 shares of Investee's stock (net of 105,672 shares paid to the placement agent as a fee). At June 30, 2006 , the Company holds all 660,449 shares of the Investee in an escrow account which may not be released without the Investee's permission until July 2006. If the average of the closing bid prices per share of the Company's common stock during the 10 trading days immediately preceding July 30, 2006 ("Average Closing Bid Price") is below $0.0505, the Investee will repurchase a proportion of its shares held in escrow at a price of approximately $0.02 per share. The proportion to be repurchased is computed using the difference between $.0505 and the Average Closing Bid Price as the numerator and $.0505 as the denominator. Until these shares are released from escrow, the Company accounts for the value attributable to such shares as restricted investment in marketable securities and is presented as an asset on the accompanying balance sheet. At June 30, 2006, restricted investment in marketable securities amounted to $11,642.

Inventories

Inventories, consisting of finished goods related to the Company's products are stated at the lower of cost or market utilizing the first-in, first-out method.

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The Company did not issue any stock options during the six months ended June 30, 2006.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Loss per common share

In accordance with SFAS No. 128 "Earnings Per Share," Basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. In the 2005 period and for the six month ended June 30, 2006, diluted loss per common share is not presented because it is anti-dilutive. The following table presents a reconciliation of basic and diluted earnings per share:

                                                     For the three Months Ended            For the six months
                                                              June 30,                       Ended June 30,
                                                          2006         2005                      2006        2005
                                                    -------------- ---------------    --------------- --------------
Net income (loss)                                       $ 189,968    $(1,803,373)      $ (2,355,549)   $(2,451,240)
Weighted average shares outstanding - basic           297,826,757     288,474,376        294,963,404    281,564,388
Income (loss) per share - basic                             $0.00         $(0.01)            $(0.01)        $(0.01)
                                                    ============== ===============    =============== ==============

Net income (loss)                                         189,968     (1,803,373)        (2,355,849)    (2,451,240)
Impact of assumed conversions
    Derivative (income) expense                        ( 631,490)               -          1,322,182              -
                                                    -------------- ---------------    --------------- --------------
Net loss - diluted                                     $(441,522)    $(1,803,373)      $ ( 1,033,667)   $(2,451,240)

Weighted average shares outstanding - basic           297,826,757     288,474,376        294,963,404    281,564,388
Effect of dilutive securities
   Convertible debentures                             541,218,304               -                  -              -
   Unexercised warrants                                 2,000,000               -                  -              -
                                                    -------------- ---------------    --------------- --------------
Weighted average shares outstanding- diluted          841,045,061     288,474,376        294,963,404    281,564,388
                                                    ============== ===============    =============== ==============
Income (loss) per share - diluted                           $0.00         $(0.01)              $0.00        $(0.01)
                                                    ============== ===============    =============== ==============


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

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - LOANS PAYABLE

As of June 30, 2006, the Company had loans with various entities and an individual. Through December 31, 2005, the loans accrued interest at 3.50% per annum. The loans were payable on December 31, 2005 and the Company is currently in default. During the period of default under the terms of the notes, the interest rate on the entire outstanding debt shall be at the rate of 12% per annum. At June 30, 2006, loans payable to these entities and individual amounted to $222,100. As of June 30, 2006, accrued interest payable on the loans amounted to $33,001 and is included in accrued expenses on the accompanying balance sheet.

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

At the time of signing the Securities Purchase Agreement, the Company also issued Highgate House Funds, Ltd. three-year common stock purchase warrants to purchase 4,000,000 shares of the Company's common stock at an exercise price of $0.001 per share. The exercise price of the warrants is subject to adjustment in the event the Company issues or sells shares of its common stock or securities exercisable or convertible into shares of its common stock at a price less than the then effective exercise price, except under certain circumstances as described in the warrant. The exercise price and number of shares issuable upon the exercise of the warrants are also subject to adjustment in the event of stock splits, stock dividends or recapitalizations. These warrants were treated as a discount on the convertible debenture and on April 1, 2005 were valued at $74,841 under SFAS No.123 using the Black-Scholes option-pricing model to be amortized over the debenture term. Additionally, the Company paid Yorkville Advisors Management LLC, the investment advisor of Highgate House Funds, Ltd., a fee of $100,000, as well as an structuring fee of $10,000 and a due diligence fee and other fees of $15,000. These fees were treated as a discount on the convertible debenture and beginning on April 1, 2005 are being amortized over the debenture term. For the six months ended June 30, 2006, the Company recorded amortization of discount on debenture payables of $ 58,294.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE (continued)

On March 23, 2006, the Company entered into a Securities Purchase Agreement (the "Agreement"), with Cornell Capital Partners, LP., ("Cornell"), and Highgate House Funds, Ltd. ("Highgate") (Cornell and Highgate collectively, "Buyers"). In connection with this Agreement, Highgate surrendered the First and Second Debentures for conversion into new 10% Secured Convertible Debentures amounting to $1,062,329 (including accrued interest of $62,329) and Cornell purchased additional secured convertible debentures amounting to $150,000 for the total purchase price of $1,212,329 (the "Purchase Price"). The debentures are due on March 23, 2009. In connection with the Agreement, the Company paid Yorkville Advisors LLC a fee equal to $15,000 and a structuring fee to Yorkville Advisors LLC of $5,000 from the proceeds of the Closing. Accordingly, the Company received net proceeds of $130,000. These fees were treated as a discount on the convertible debenture and beginning on April 1, 2006 are being amortized over the debenture term. For the six months ended June 30, 2006, the Company recorded amortization of discount on debenture payables of $ 109,447.

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

                  Number of warrants                         Exercise price per
                                                                     share
         ---------------------------------------------      -------------------
                     100,000,000                                      $.0100
                     165,000,000                                      $.0035
                     144,000,000                                      $.0040
         ---------------------------------------------

                     409,000,000
         =============================================

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

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

The Company has agreed to file a registration statement covering the shares of common stock underlying the securities issued no later than April 25, 2006, and will use its best efforts to have the registration statement declared effective with the Securities and Exchange Commission within 90 days of the filing date. If the Company does not meet the scheduled filing and effectiveness dates, it has agreed to pay liquidated damages of 2% per 30-day period following the scheduled filing and effective date for the registration statement which, at the option of the investors, may either be in cash or common stock of the Company. The Company's previous registration statement was withdrawn earlier in March 2006. The Company did not file the registration statement and liquidated damages began to accrue on such date. Accordingly, in connection with registration rights, the Company accrued estimated registration rights penalties of $468,480, which are included on the accompanying consolidated balance sheet.

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

The Company believes that the aforementioned embedded derivatives and freestanding warrants meet the criteria of SFAS 133 and EITF 00-19, and should be accounted for as separate derivatives with a corresponding value recorded as liability. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the debentures. Such discount will be accreted from the date of issuance to the maturity date of the debentures. The change in the fair value of the liability for derivative contracts will be credited to other income/ (expense) in the consolidated statements of operations.
The $1,212,329 face amount of the debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in this debenture resulted in an initial debt discount of $1,192,329 and an initial loss on the valuation of derivative liabilities of $262,219. At June 30, 2006, the Company revalued this derivative liability. For the six months ended June 30, 2006, after adjustment, the Company recorded a loss on valuation of derivative liability of $217,495. As a result of the Company's meeting the requirements of SFAS 133, all of the Company's previously issued and outstanding instruments, which included 4,000,000 warrants exercisable at $.001 per share, have been classified as derivative liabilities. The aggregate of 413,000,000 warrants, which expire five years after issuance, were assigned an initial value of $1,597,189 which was recorded as a loss from derivatives on the accompanying statement of operations. At June 30, 2006, the Company revalued this warrants liability. For the six months ended June 30, 2006, after adjustment, the Company recorded a loss on valuation of this derivative liability of $1,104,687, estimated using the Black-Scholes valuation model.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE (continued)

The amount allocated as a discount on the debenture for the value of the warrants and conversion option will be amortized to interest expense, using the effective interest method, over the term of the debenture. At the date of inception and at the valuation date of June 30, 2006, the following assumptions were applied to all convertible debt and warrants:


                                  At Inception             At June 30, 2006
                               ---------------------     -----------------------
Market Price:                         $0.039                       $0.0027
Exercise prices              $0.001 to $0.01               $0.001 to $0.01
Term                             2 - 5 years             1.75 - 4.75 years
Volatility:                             237%                          246%
Risk-free interest rate:               4.82%                         4.82%


The convertible debenture liability is as follows at June 30, 2006:


Convertible debentures payable                                $     1,212,329
Less: unamortized discount on debentures                           (1,102,882)
                                                                 --------------

Convertible debentures, net                                    $      109,447
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

NOTE 5 - LOAN PAYABLE - RELATED PARTY

As of June 30, 2006, the Company has outstanding loans payable due to an officer/director/principal stockholder of the Company of $242,997. This amount is non-interest bearing and is due upon demand.

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 6 -  SHAREHOLDERS' DEFICIT

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

On April 19, 2006, the Company issued 1,000,000 shares of common stock for legal services rendered. The Company valued these common shares at the fair market value on the dates of grant or $0.0035 based on the quoted trading price and recorded stock-based compensation expense of $3,500.

On June 1, 2006, the Company issued 500,000 shares of common stock to an employee of the Company and 2,500,000 shares of common stock to an employee who is the spouse of the Company's Chief Financial Officer/ Director for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $0.0025 based on the quoted trading price and recorded stock-based compensation expense of $7,500.

Common Stock Warrants

In connection with the Securities Purchase Agreement, the Company also to debenture holders issued Highgate House Funds, Ltd. three-year common stock purchase warrants to purchase 409,000,000 shares of the Company's common stock at an exercise prices ranging from $.01 to $.004 per share (see note 3).

Stock warrant activity for the six months ended June 30, 2006 is summarized as follows:

                                             Number of       Weighted average
                                              shares          exercise price
                                            ---------        ----------------
    Outstanding at December 31, 2005         4,000,000        $      .001
         Granted                           409,000,000               .005
         Exercised                                   -                  -
                                           ------------      ----------------

     Outstanding at June 30, 2006            413,000,000      $     0.005
                                             ===========     ================

The following table summarizes the Company's stock warrants outstanding at June 30, 2006:

                               Warrants outstanding and exercisable
                       --------------------------------------------------
                                            Weighted       Weighted
                                            average        average
          Range of                          remaining      exercise
       exercise price           Number         life         price
      ----------------        -----------    ---------     --------
          $  0.001              4,000,000        1.75       $ 0.001
          $  0.010            100,000,000        4.75       $ 0.010
          $  0.0035           165,000,000        4.75       $ 0.0035
          $  0.004            144,000,000        4.75       $ 0.004

                        DIRECTVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 7 - GOING CONCERN CONSIDERATIONS

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $13,432,875 and a working capital deficit of $4,022,259 at June 30, 2006, net losses in six months ended June 30, 2006 of $2,355,549 and cash used in operations during the six months ended June 30, 2006 of $174,092. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. In order to raise funds, on March 23, 2006, the Company entered into a new Securities Purchase Agreement for the issuance and sale of $150,000 of 10% secured convertible debentures (See Note 3). Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan to generate increased revenues and to raise additional funds. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues and to raise additional funds provide the opportunity for the Company to continue as a going concern.

NOTE 8 - SUBSEQUENT EVENTS

On July 12, 2006, the Company issued 1,000,000 shares of common stock to a consultant for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $0.0023 based on the quoted trading price and recorded professional fees of $2,300.

On July 12, 2006, the Company cancelled 500,000 shares of common stock issued to the former Chief Executive Officer of the Company. The cancelled shares were transferred from common stock to additional paid in capital at par value.

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

Results of Operations

Six months ended June 30, 2006 compared to six months ended June 30, 2005

         Net sales for six months ended June 30, 2006 were $312,472 as compared to net sales of $322,931 for six months ended June 30, 2005, a decrease of $10,459 or 3.2%. For the six months ended June 30, 2006, sales of teleconferencing equipment and accessories accounted for approximately 89% of our revenues as compared to 88% for the six months ended June 30, 2005 offset by a decrease in maintenance and service income of approximately 12% of our revenues for the six months ended June 30, 2006 as compared to 14% for the comparable six month period in fiscal 2005. The overall decrease was attributable to the fact that during the six months ended June 30, 2006, we had an average of 2.5 sales persons as compared to 5 sales persons during the six months ended June 30, 2005. During the six months ended June 30, 2006, four customers accounted approximately 46% of our total revenue. We continue to experience increased competition from competitors that sell similar products. In an effort to increase our sales in future periods, we need to hire additional sales staff to initiate a telemarketing campaign and we need to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, we do not have sufficient working capital to implement this strategy.

         Our cost of sales was approximately 59% of net sales for the six months ended June 30, 2006 as compared to approximately 81.5% for the comparable six month period in fiscal 2005. During six month period ended June 30, 2006, our cost of sales as a percentage of net sales decreased due to increase selling prices to our four customers that accounted for 46% of our total revenues.

         Our gross profit was approximately 41% of net sales for the six months ended June 30, 2006 as compared to approximately 18.5% for the comparable six month period in fiscal 2005. The increase in gross profit was primarily attributable to increase selling prices to our four customers discussed above. Although we recognized higher than average gross profits during the six month ended June 30, 2006, there could be no assurances that we will continue to recognize similar gross profit margin in the future.

         Total operating expenses for six months ended June 30, 2006 were $469,756, a decrease of $560,580, or approximately 54%, from total operating expenses in six months ended June 30, 2005 of $1,030,336. This decrease is primarily attributable to:

         * a decrease of $5,179, or approximately 97%, in depreciation and amortization resulting from the amortization in the 2005 period of an intangible asset, a customer list, acquired in the acquisition of Meeting Technologies. This intangible was written off in 2005;

         * a decrease of $15,000, or 78.95%, in bad debt expenses due to the decrease in write-off of our accounts receivable during the six months ended June 30, 2006;

         * a decrease of $3,303, or approximately 6%, in professional fees primarily associated fees incurred in the 2005 period in connection with a Standby Equity Distribution Agreement and debenture entered into in April 2005 described later in this discussion as well as fees associated the filing of a registration statement on Form SB-2 which was subsequently withdrawn;

         * a decrease of $6,848, or approximately 18%, in rent expense reflecting the consolidation of all of our operations into our Boca Raton, Florida office and the closing of our Texas office in the 2005 period.


         * a decrease of $231,577, or approximately 56%, in compensation expense which is primarily the result of a decrease in sales and administrative staff and a decrease in commission expenses during the six months ended June 30, 2006 as compared to the 2005 period. During the six months ended June 30, 2006, we had an average of 6 employees compared to 10 during the six months ended June 30, 2005. Additionally, we paid compensation of $52,537 to our former CEO during the six months ended June 30, 2005 as compared to $0 for the six months ended June 30, 2006 as a result of his separation in June 2005. During the six months ended June 30, 2006, we incurred stock-based compensation expenses related to the issuance of common stock for services rendered of $38,750 as compared to $110,900 for the six months ended June 30, 2005.

         * a decrease of $221,959, or 100%, in stock-based consulting expense to $0 for the six months ended June 30, 2006 as compared to $221,959 for the six months ended June 30, 2005. This decrease is a result of a decrease in stock issuances to consultants and amortization of deferred compensation. We expect to incur additional stock-based consulting expense in the future and


         * a decrease of $76,714, or approximately 2832%, in other selling, general and administrative expenses as summarized below:



                                                              Six months ended June 30,
                                                            2006                            2005
                                                     ------------------         ------------------

                  Advertising and promotion          $       8,250              $      17,901
                  Auto expense                              20,648                     17,752
                  Health insurance                          14,597                     16,296

                  Equipment expense                         59,950                      1,945
                  Payroll taxes                             10,547                     17,005
                  Settlement expense                             -                     80,705
                  Telephone and communications              16,544                     28,812
                  Travel and entertainment                  20,384                     31,487
                  Other                                     48,810                     64,541
                                                     ------------------         ------------------------

                                                     $     199,730         $          276,444
                                                     ==================         ==================


The changes in these expenses from the six months ended June 30, 2005 as compared to the six months ended June 30, 2006 included the following:

1) We decrease our advertising expense by $9,651 or 54% due to lack of working capital which has forced us to curtail our advertising efforts.

2) Auto expenses increased by $2,896 due to increased car allowances to sales staff and increased gas costs.

3) We incurred decreased health insurance costs due to a decrease in the number of employees participating in the plan.

4) During the six months ended June 30, 2006, we recorded equipment expense of $59,950 related to the purchase of 10 plasma televisions which we returned to the vendor and we did not receive a credit.

5) We had a $12,268 decrease in telephone and communication costs due to a decrease in telemarketing activities as a result of reduced marketing efforts.

6) Travel and entertainment expenses decreased by $11,103 due to decreased sales-related travel.

7) Other selling, general and administrative expenses, which includes postage, general insurance, and office supplies and expenses decreased by $19,731 or 30.6% due to cost cutting measures.


         We reported a loss from operations of $342,111 for six months ended June 30, 2006 as compared to a loss from operations of $970,467 for six months ended June 30, 2005, a decrease of $628,356 or 65%.

         Total other expense increased to $2,013,438 for six months ended June 30, 2006 as compared to $1,480,773 for the six months ended June 30, 2005. Included in this net increase of $532,665 is:

o $9,425 and $18,863 of other income for the six months ended June 30, 2006 and 2005, respectively, was attributable to the reduction of accounts payable over four years old that management has deemed forgiven;

o an increase of $183,231, or approximately 375%, in interest expense for the six months ended June 30, 2006 as compared to six months ended June 30, 2005 which reflects an increase in our borrowings under debenture agreements as well as the amortization of a discount on convertible debentures of $167,741;

o an increase of $1,322,182 in derivative liability expense due to the valuation of derivative liabilities associated with our warrants and convertible debentures;

o a decrease of $1,283,065 in loss from impairment of marketable securities due to a other-than-temporary decline;

o an increase in registration rights penalties of $468,480 related to our requirement to file a registration statement and have it effective prior to specific dates for which we began to incur penalties since we did not file our registration statement prior to April 25, 2006, and we will continue to incur penalties in the future until such time as we satisfy our contractual obligations related to these registration rights. As of the date of this quarterly report we have not filed the subject registration statement with the Securities and Exchange Commission;


o a decrease in interest income of $188 which was attributable to the reduction of our cash balances;

o a decrease of $167,789 on the loss from sale of marketable securities which relates to the decline in the market value of the Langley Park ordinary shares as described below.

         As set forth above, for the six months ended June 30, 2006 we recorded a non-cash expense of $1,322,182 related to the fair value of derivative liabilities associated with our convertible debentures and warrants. The fair value of the derivative liabilities is determined at the end of each of our fiscal quarters and has the potential to significantly impact our results of operations from period to period. Based upon the trading price of our common stock, trading volatility, and the risk-free interest rate, we could record additional expense related to the fair value of the derivative liabilities in future periods if our stock price declines or, if our stock price increases, we could record income. Because we cannot predict the trading price of our common stock in future periods, we cannot predict the extent of any future expense or income associated with the fair value of derivative liabilities. However, as the income (expense) associated with the fair value of the derivative liabilities is non-cash, while it has the potential to significantly impact our net income, it does not effect our income from operations and, if we should record income from the change in the fair value of the derivative liabilities in future periods, this income does benefit our cash position or alleviate our need to raise additional working capital.

         We reported a net loss of $2,355,549 for the six months ended June 30, 2006 as compared to a net loss of $2,451,240 for the six months ended June 30, 2005. For the six months ended June 30, 2006, we reported an other comprehensive gain of $0 as compared to $1,282,950 for the six months ended June 30, 2005 which represents a reversal of unrealized loss on marketable securities resulting from the Langley Park transaction described below. As a result of the foregoing, our comprehensive loss for the six months ended June 30, 2006 was $2,355,549 as compared to a comprehensive loss of $1,168,290 for the six months ended June 30, 2005.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2006, we had cash on hand of $2,336 and a working capital deficit of $4,022,259.

         Net cash flows used in operating activities for the six months ended June 30, 2006 was $174,092 as compared to $503,424 for the six months ended June 30, 2005. This change is primarily attributable to:

o        an decrease in our net loss of $95,691,

o a decrease of $294,109 in non-cash stock based compensation, which includes $72,150 representing the decrease in value of shares issued to employee and an officer as compensation and $221,959 representing the decrease in value of shares issued to third-party consultants as compensation for services and amortization of deferred compensation,

o a decrease of $167,789 in loss from sale of marketable securities representing the decline in the market price of the Langley Park ordinary shares,

o a decrease in other income of $9,438 attributable to reduction of accounts payable deemed forgiven

o        an increase of $1,322,182 related to derivative liability expense,

o a decrease of $1,283,065 in loss from impairment of marketable securities due to a other-than-temporary decline;

o an increase of $468,480 in registration right penalty related to convertible debentures issued in March 2006

o an increase in amortization of discount on convertible debentures of $126,114,

o        a decrease of $15,000 in bad debts

o a decrease of $89,093 in accounts receivable due to a decrease in sales,

o        an increase of $4,375 in inventory

o        a decrease of $2,975 in change in other current and non-current assets,

o an increase of $44,440 in accounts payable due to lack of payment of vendor invoices,

o        an increase in customer deposits of $12,577,

o        a decrease in deferred revenues of $1,014, and,

o        an increase in accrued expenses of $107,059.

         We reported net cash flows provided by investing activities of $13,235 for the six months ended June 30, 2006 as compared to net cash provided by investing activities of $30,834 for the six months ended June 30, 2005, a decrease of $17,599. This decrease is attributable to a decrease in proceeds from the sale of Langley Park ordinary shares.

         Net cash flows provided by financing activities was $121,107 for the six months ended June 30, 2006 as compared to net cash used in financing activities of $744,889 for the six months ended June 30, 2005, a decrease of $623,782. This change from the six months ended June 30, 2005 to the six months ended June 30, 2006 is primarily attributable to an increase of $130,000 in proceeds from debentures payable, and offset by decrease in proceeds from loans payable of $875,000, a decrease in repayments of loans payable of $93,000 and a decrease in payments of advances from shareholders of $28,218.

           We reported a net decrease in cash for the six months ended June 30, 2006 of $39,750 as compared to a net increase in cash of $272,299 for the six months ended June 30, 2005. While we do not have any commitments for capital expenditures during the balance of fiscal 2006, we have $222,100 of unsecured loans which became due in December 2005 which are unpaid as of the date of this report. We do not have sufficient funds available to satisfy these obligations. As of the date on this quarterly report, no default has been declared; however, if the note holders should declare a default such default would trigger a default in our outstanding 10% secured convertible debentures.


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

         We currently do not have sufficient working capital to sustain our core operations. We have begun conversations with funding sources to obtain additional financing, however, there are no assurances that these dicussions will lead to any additional financing, in which event we will be unable to pay these obligations as they become due. If we are not able to raise working capital as needed, we may be required to cease operations in which case our stockholders could lose their entire investment in our company.

Going Concern

         The report from of our independent registered public accounting firm on our audited financial statements at December 31, 2005 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. While a significant portion of our net loss for the six months ended June 30, 2006 is non-cash (92%), we do not presently generate sufficient revenue to fund our operations. Our limited financial resources have prevented us from aggressively advertising our product to achieve consumer recognition. In order to sustain our current operations and satisfy our current obligations, as well as to expand sales of our products and services, we will require funds for working capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

Critical Accounting Policies

         Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for DirectView, Inc. includes revenue recognition, accounting for stock based compensation and valuation of derivative liabilities.

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


Revenue is recognized upon completion of conferencing services. We generally do not charge up-front fees and bills its customers based on usage.

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


ITEM 3.  CONTROLS AND PROCEDURES



          Our President and acting Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Company's President and acting Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

            Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Company's Chief Executive Officer and acting Chief Financial Officer, to allow timely decisions regarding required disclosure. The design of any system of controls, however, is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless how remote. It should be noted that neither our Chief Executive Officer, acting Chief Financial Officer nor our accounting staff possess the requisite experience and knowledge in the proper application of generally accepted accounting principles (GAAP) and we do not have sufficient resources to expand our accounting staff with properly qualified and experienced personnel. Until such time as we have hired the additional necessary personnel it is possible that we will have one or more material weaknesses in our internal controls in future periods.

         There have been no changes in our internal controls or in other factors, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

         None.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

          On June 1, 2006 we issued 500,000 shares of our common stock to Mr. Jeffrey Robbins, an executive officer and director of our company, as additional compensation for services rendered to us which were valued at $1,250. The recepient was an accredited investor. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

         On June 1, 2006 we also issued 2,500,000 shares valued at $6,250 to Mr. Roger Ralston as additional compensation. Mr. Ralston is an accredited investor and the issuance of the shares to him was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. At the time of issuance Mr. Ralston, the spouse of Mrs. Michelle Ralston, our acting Chief Financial Officer and member of our board of directors, was an employee of our company. Effective August 16, 2006 he was named Chief Excecutive Officer.

Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submissions of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

     Effective August 16, 2006 Mr. Roger Ralston was appointed Chief Executive Officer of our company and elected as a member of our board of directors. Mr. Ralston, 37, has served as our General Manager since 2000 and from May 1996 until May 1999 he was president of Ralston Communications, Inc. Prior to founding Ralston Communications, Inc. Mr. Ralston served as General Sales Manager and Director of Sales for MPC Business Communications, a provider of telecommunications products and services. In 2000 Mr. Ralston pled guilty to conspiracy to commit bribery and bribery arising out of referral payments demanded by two public employees as consideration for business referrals. Mr. Ralston is the spouse of Michelle Ralston, a member of our board of directors and our acting Chief Financial Officer.

Item 6.  Exhibits

31.1     Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2     Rule 13a-14(a)/15d-14(a) certificate of acting Chief Financial Officer
32.1     Section 1350 certification of Chief Executive Officer
32.2     Section 1350 certification of acting Chief Financial Officer


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DirectView, Inc.


                                       By: /s/Roger Ralston
August   21, 2006                            Roger Ralston
                                             Chief Executive Officer, principal
                                             executive officer

August   21, 2006                      By: /s/ Michele Ralston
                                               Michele Ralston, acting Chief
                                               Financial Officer