Form 10QSB
period 2006-09-30
DIRECTVIEW INC
filed 2006-11-20
CIK 884380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended September 30, 2006

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to __________

Commission File Number: 001-11115

DIRECTVIEW, INC.

(Exact name of small business issuer as specified in charter)

NEVADA	04-3053538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

7700 West Camino Real, Suite 200

Boca Raton, Florida 33433

(Address of principal executive offices)

(561) 750-9777

(Issuer's telephone number)

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 14, 2006, there were 2,071,587,590 shares of the small business issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one) Yes ☐ No ☒

References in this report to “DirectView”, “we”, “us” and “our” are to DirectView, Inc. a Nevada corporation, and our subsidiaries Ralston Communications, Inc., a Florida corporation, Ralston Communication Services, Inc., a Florida Corporation, and Meeting Technologies, Inc., a Delaware corporation. The information which appears on our web site at www.directviewinc.com is not part of this quarterly report.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report contains forward-looking. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “project,” “contemplate,” “would,” “should,” “could,” or “may.” With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

DIRECTVIEW, INC.

FORM 10-QSB

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

INDEX

                                                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Consolidated Balance Sheet (Unaudited)
As of September 30, 2006................................................................................................................3
Consolidated Statements of Operations (Unaudited)
For the Three Months and Nine Months Ended September 30, 2006 and 2005 .....................4
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2006 and 2005........................................................5

Notes to Consolidated Financial Statements..........................................................................................6-17

Item 2 - Management's Discussion and Analysis or Plan of Operation......................................... 18-24

Item 3 – Controls and Procedures..............................................................................................................24

PART II - OTHER INFORMATION

Item 1. Legal Proceedings............................................................................................................................25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds...............................................25

Item 3. Defaults Upon Senior Securities....................................................................................................25

Item 4.	Submission of Matters to a Vote of Security Holders..............................................................25

Item 5 - Other Information...............................................................................................................	.............25

Item 6 - Exhibits......................................................................................................................	......................26

Signatures.............................................................................................................................................................	..26

DIRECTVIEW, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2006
(Unaudited)
ASSETS

CURRENT ASSETS:
Accounts Receivable (Net of Allowance for Doubtful Accounts of $26,456)	$ 14,716
Inventory	40,612
Other Current Assets	5,399

Total Current Assets	60,727
PROPERTY AND EQUIPMENT - Net	2,028
RESTRICTED INVESTMENT IN MARKETABLE SECURITIES	11,642
OTHER ASSETS	8,801
Total Assets	$ 83,198
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Bank Overdraft	25,021
Convertible Debentures Payable, net - Short Term	124,518
Accounts Payable	500,394
Accrued Expenses	154,349
Accrued Registration Rights Penalty	480,290
Deferred Revenue	14,766
Customer Deposits	44,402
Derivative Liability - Convertible Debentures	2,442,962
Derivative Liability - Warrants	1,230,330
Total Current Liabilities	5,017,032
LONG-TERM LIABILITIES:
Deferred Revenue	6,690
Convertible Debentures Payable, net - Long Term	210,475
Total Liabilities	5,234,197
SHAREHOLDERS' DEFICIT:
Preferred Stock ($0.0001 Par Value; 4,900,000 Shares Authorized; No
Shares Issued and Outstanding)	-
Series 1 Voting Preferred Stock ($.0001 Par Value; 100,000 shares authorized ;
100,000 Shares Issued and Outstanding; Liquidation Preference $1,000)	10
Common Stock ($0.0001 Par Value; 2,500,000,000 Shares Authorized;
316,510,590 Shares Issued and Outstanding)	31,651
Additional Paid-in Capital	9,310,670
Accumulated Deficit	(14,493,330)

Total Shareholders' Deficit	(5,150,999)

Total Liabilities and Shareholders' Deficit	$ 83,198

See accompanying notes to unaudited consolidated financial statements.
-3-

DIRECTVIEW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET SALES	$ 153,194	$ 95,536	$ 465,666	$ 418,467
COST OF SALES	79,386	45,962	264,213	309,024
GROSS PROFIT	73,808	49,574	201,453	109,443
OPERATING EXPENSES:
Depreciation and Amortization	75	3,154	225	8,483
Bad Debt Expenses	1,258	-	5,258	19,000
Professional Fees	39,059	18,429	88,632	71,305
Rent	15,806	15,815	47,116	53,973
Compensation	98,250	79,099	283,243	495,669
Stock-Based Consulting	2,300	-	2,300	221,959
Other Selling, General and Administrative	65,211	77,019	264,941	353,463
Total Operating Expenses	221,959	193,516	691,715	1,223,852
LOSS FROM OPERATIONS	(148,151)	(143,942)	(490,262)	(1,114,409)
OTHER INCOME (EXPENSES):
Other Income	17,533	4,538	26,958	23,401
Loss from Sale of Marketable Securities	-	-	(137)	(167,926)
Loss from Impairment of Marketable Securities	-	-	-	(1,283,065)
Unrealized Gain on Marketable Securities	-	2,582	-	2,582
Derivative Liability Expense	(660,707)	-	(1,982,889)	-
Registration Rights Penalty	(11,810)	-	(480,290)	-
Interest Income	-	3,270	88	3,546
Interest Expense	(257,320)	(51,986)	(489,472)	(100,907)
Total Other Income (Expenses)	(912,304)	(41,596)	(2,925,742)	(1,522,369)
NET LOSS	(1,060,455)	(185,538)	(3,416,004)	(2,636,778)
OTHER COMPREHENSIVE GAIN:
Reversal of Previous Unrealized Losses on
Marketable Securities	-	-	-	1,282,950

COMPREHENSIVE LOSS	$ (1,060,455)	$ (185,538)	$ (3,416,004)	$ (1,353,828)
NET LOSS PER COMMON

SHARE - Basic	$ -	$ -	$ (0.01)	$ (0.01)
SHARE - Diluted	$ -	$ -	$ (0.01)	$ (0.01)
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	307,296,748	288,560,090	299,119,698	283,921,914
See accompanying notes to unaudited consolidated financial statements.
-4-

DIRECTVIEW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (3,416,004)	$ (2,636,778)
Adjustments to Reconcile Net Loss to Net Cash Flows
Used in Operating Activities:
Depreciation and amortization	225	8,483
Stock-based compensation	66,756	332,859
Other income	(18,830)	(23,401)
Amortization of discount on debentures payable	393,287	91,588
Loss from sale of marketable securities	137	167,926
Unrealized gain on marketable securities	-	(2,582)
Loss from Impairment of Marketable Securities	-	1,283,065
Bad debt	5,258	19,000
Non-cash derivative liability expenses	1,982,889	-
Registration right penalty	480,290	-
(Increase) Decrease in:
Accounts receivable	74,883	182,456
Inventory	(40,612)	-
Other current assets	(729)	(31,660)
Other assets	-	(2,671)

Increase (Decrease) in:
Accounts payable	113,718	(27,238)
Accrued expenses	142,845	(7,212)
Customer deposits	25,902	33,330
Deferred revenue	(11,464)	(12,133)

Net Cash Flows Used in Operating Activities	(201,449)	(624,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(15,766)
Proceeds from sale of marketable securities	13,235	31,834

Net Cash Flows Provided by Investing Activities	13,235	16,068

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Overdraft	25,021	-
Proceeds from debentures payable	150,000	-
Placement fees paid	(20,000)	-
Proceeds from loans payable	-	875,000
Payments on loans payable	-	(93,000)
Payments on advances from shareholder	(8,893)	(66,485)
Net Cash Flows Provided by Financing Activities	146,128	715,515

Net (Decrease) Increase in Cash	(42,086)	106,615

Cash - Beginning of Period	42,086	7,045

Cash - End of Period	$ -	$ 113,660

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$ -	$ 3,233
Income Taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Discount on debentures payable associated with derivative liabilities	$ 1,628,074	$ -
Accrued interest payable reclassified to debentures payable	$ 62,329	$ -
Common stock issued for deferred debt issuance costs	$ -	$ 180,000
Grant of stock warrants in connection with loan payable	$ -	$ 74,831
Satisfaction of loan to a stockholder with an issuance of a convertible debenture	$ 242,997	$ -
Satisfaction of loans payable with an issuance of a convertible debenture	$ 255,077	$ -

See accompanying notes to unaudited consolidated financial statements.
-5-

DIRECTVIEW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and notes thereto contained in the Report on Form 10-KSB of DirectView, Inc. (“our Company" or the “Company”), as filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Organization

As of September 30, 2006, the Company was a full-service provider of teleconferencing products and services to businesses and organizations. The Company's conferencing services enable its clients to cost-effectively conduct remote meetings by linking participants in geographically dispersed locations. DirectView's primary focus is to provide high value-added conferencing products and services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, and other domestic and multinational companies.

As of October 9, 2006 the organization became GS Carbon Trading, Inc., an emissions trading company focused on the trading and sales of renewable energy certificates, or Green Tags, and energy efficiency certificates, or White Tags, as well as other similar attributes.

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

Reclassifications

Certain prior period balances have been reclassified to conform to the current year's presentation. These reclassifications had no impact on previously reported results of operations or shareholders’ deficit.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, inventory, accounts payable and accrued expenses, and loans payable approximate their fair market value based on the short-term maturity of these instruments.

DIRECTVIEW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2006, the allowance for doubtful accounts was $26,456.

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

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.  When a customer order contains multiple items such as hardware, software, and services which are delivered at varying times, the Company determines whether the delivered items can be considered separate units of accounting as prescribed under Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in the Company’s control. The following policies reflect specific criteria for the various revenues streams of the Company:

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

DIRECTVIEW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketable equity securities

At September 30, 2006, the Company holds 660,449 shares of a United Kingdom Corporation (the "Investee") pursuant to a stock-exchange agreement whereby the Company originally issued 47,500,000 of its shares of common stock in exchange for 1,218,225 shares of Investee's stock (net of 105,672 shares paid to the placement agent as a fee). At September 30, 2006, the Company holds all 660,449 shares of the Investee in an escrow account which may not be released without the Investee's permission until July 2006. If the average of the closing bid prices per share of the Company's common stock during the 10 trading days immediately preceding July 30, 2006 ("Average Closing Bid Price") is below $0.0505, the Investee will repurchase a proportion of its shares held in escrow at a price of approximately $0.02 per share. The proportion to be repurchased is computed using the difference between $.0505 and the Average Closing Bid Price as the numerator and $.0505 as the denominator. Until these shares are released from escrow, the Company accounts for the value attributable to such shares as restricted investment in marketable securities and is presented as an asset on the accompanying balance sheet. At September 30, 2006, restricted investment in marketable securities amounted to $11,642.

Inventories

Inventories, consisting of finished goods related to the Company’s products are stated at the lower of cost or market utilizing the first-in, first-out method.

Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company did not issue any stock options during the nine months ended September 30, 2006.

Loss per common share

In accordance with SFAS No. 128 “Earnings Per Share,” Basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The outstanding warrants and shares issuable pursuant to embedded conversion features amounted to 1,371,160,907 at September 30, 2006. For the nine month ended September 30, 2006 and 2005, diluted loss per common share is not presented because it is anti-dilutive.

DIRECTVIEW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per common share (continued)

The following table presents a reconciliation of basic and diluted earnings per share:

	For the nine months Ended September 30, 2006 2005
Net Loss	$ 3,416,004	$ 2,636,778
Weighted average shares outstanding – basic	299,119,698	283,921,914
Income (loss) per share – basic	$(0.01)	$(0.01)

Net Loss	3,416,004	2,636,778
Impact of assumed conversions
Derivative expense	-	-
Net loss - diluted	$ 3,416,004	$ 2,636,778

Weighted average shares outstanding – basic	299,119,698	283,921,914
Effect of dilutive securities
Convertible debentures	-	-
Unexercised warrants	-	-
Weighted average shares outstanding– diluted	299,119,698	283,921,914
Income (loss) per share – diluted	$(0.01)	$(0.01)

Recent accounting pronouncements

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

DIRECTVIEW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 2 – CONVERTIBLE DEBENTURES PAYABLE - SHORT TERM

The Company had debentures with various entities and an individual amounted to $222,100 plus interest of $32,977 and a director of the Company amounted to $242,997. On August 30, 2006, these debentures with an aggregate amount of $498,074 were sold and assigned by the holders to an unrelated party and mature on December 31, 2006 with no interest. These debentures are convertible at the option of the holder into shares of the Company’s common stock at a conversion price equal to the lesser of $.001 or 90% of the closing market price of the Company’s common stock the day prior to the date of exercise of such conversion right.

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

The Company believes that the aforementioned embedded derivatives meet the criteria of SFAS 133 and EITF 00-19, and should be accounted for as separate derivatives with a corresponding value recorded as liability. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the debentures. Such discount will be accreted from the date of issuance to the maturity date of the debentures. The change in the fair value of the liability for derivative contracts will be credited to other income/ (expense) in the consolidated statements of operations.

The $498,074 total face amounts of the debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative. The beneficial conversion feature (an embedded derivative) included in these debentures resulted in an initial debt discount of $498,074 and an initial loss on the valuation of derivative liabilities of $143,635. At September 30, 2006, the Company revalued this derivative liability. For the nine months ended September 30, 2006, after adjustment, the Company recorded a loss on valuation of derivative liability of $612,188.

The amount allocated as a discount on the debentures for the value of the conversion option will be amortized to interest expense, using the effective interest method, over the term of the debenture. For the nine months ended September 30, 2006, the Company recorded amortization of discount on debenture payables of $ 124,518. At the date of inception and at the valuation date of September 30, 2006, the following assumptions were applied to all convertible debt:

     At Inception   At September 30, 2006

---------------------        -----------------------

Market Price:                                                     $0.019                  $0.0030

Exercise prices                                                  $0.001                  $0.001 to $0.01

Term                                                                 .333 years             1.5 – 4.5 years

Volatility:                                                            252%                   261%

Risk-free interest rate:                                         4.82%                  4.82%

The convertible debenture liability is as follows at September 30, 2006:

Convertible debentures payable	$498,074
Less: unamortized discount on debentures	(373,556)

Convertible debentures, net – Short term	$124,518

DIRECTVIEW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 3 – CONVERTIBLE DEBENTURES PAYABLE - LONG TERM

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

Interest was payable on the secured convertible debentures, at maturity or conversion, at the rate of 7% per year, compounded monthly. The First and Second Debentures were convertible at the option of holder into shares of the Company’s common stock at an initial conversion price of $0.024 per share, subject to adjustment in the event the Company issues or sells shares of its common stock or securities exercisable or convertible into shares of its common stock at a price less than the then effective conversion price, other than in certain circumstances as described in the Securities Purchase Agreement. However, the conversion price cannot be lower than $.001 per share.

At the time of signing the Securities Purchase Agreement, the Company also issued Highgate House Funds, Ltd. three-year common stock purchase warrants to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.001 per share. The exercise price of the warrants is subject to adjustment in the event the Company issues or sells shares of its common stock or securities exercisable or convertible into shares of its common stock at a price less than the then effective exercise price, except under certain circumstances as described in the warrant. The exercise price and number of shares issuable upon the exercise of the warrants are also subject to adjustment in the event of stock splits, stock dividends or recapitalizations. These warrants were treated as a discount on the convertible debenture and on April 1, 2005 were valued at $74,841 under SFAS No.123 using the Black-Scholes option-pricing model to be amortized over the debenture term. Additionally, the Company paid Yorkville Advisors Management LLC, the investment advisor of Highgate House Funds, Ltd., a fee of $100,000, as well as an structuring fee of $10,000 and a due diligence fee and other fees of $15,000. These fees were treated as a discount on the convertible debenture and beginning on April 1, 2005 are being amortized over the debenture term. For the nine months ended September 30, 2006, the Company recorded amortization of discount on debenture payables of $ 58,294.

On March 23, 2006, the Company entered into a Securities Purchase Agreement (the "Agreement"), with Cornell Capital Partners, LP., ("Cornell"), and Highgate House Funds, Ltd. ("Highgate") (Cornell and Highgate collectively, "Buyers"). In connection with this Agreement, Highgate surrendered the First and Second Debentures for conversion into new 10% Secured Convertible Debentures amounting to $1,062,329 (including accrued interest of $62,329) and Cornell purchased additional secured convertible debentures amounting to $150,000 for the total purchase price of $1,212,329 (the "Purchase Price"). The debentures are due on March 23, 2009. In connection with the Agreement, the Company paid Yorkville Advisors LLC a fee equal to $15,000 and a structuring fee to Yorkville Advisors LLC of $5,000 from the proceeds of the Closing. Accordingly, the Company received net proceeds of $130,000. These fees were treated as a discount on the convertible debenture and beginning on April 1, 2006 are being amortized over the debenture term. For the nine months ended September 30, 2006, the Company recorded amortization of discount on debenture payables of $ 210,475.

DIRECTVIEW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 3 – CONVERTIBLE DEBENTURES PAYABLE - LONG TERM (continued)

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

Number of warrants	Exercise price per share
100,000,000	$.0100
165,000,000	$.0035
144,000,000	$.0040

409,000,000

In order to secure its obligations under the secured convertible debenture and related documents, the Company has granted the debenture holders a security interest in all of its assets and property, and the Company has pledged 250,000,000 shares of its common stock. A certificate representing the pledged shares together with a stock power has been deposited in escrow with a third party. If the Company should default under the Securities Purchase Agreement, 10% convertible secured debentures or the related transactional documents, Highgate House Funds, Ltd. is entitled to voting, dividend and other rights over these pledged shares, and may take possession of and sell the pledged shares to satisfy the Company’s obligations to the debenture holders. A foreclosure by Highgate House Funds, Ltd. of the pledged shares could result in a change of control of the Company. Upon the satisfaction or conversion of the secured convertible debentures, the pledged shares will be returned to the Company for cancellation and return to its treasury.

Under the terms of the Securities Purchase Agreement, secured convertible debentures and warrants, no conversion of the debentures or exercise of the warrants may occur if a conversion or exercise would result in Highgate House Funds, Ltd. and any of its affiliates beneficially owning more than 4.99% of the Company’s outstanding common shares following such conversion or exercise. Highgate House Funds, Ltd. may waive this provision upon 65 days prior notice to the Company.

DIRECTVIEW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 3 – CONVERTIBLE DEBENTURES PAYABLE - LONG TERM (continued)

The Company has agreed to file a registration statement covering the shares of common stock underlying the securities issued no later than April 25, 2006, and will use its best efforts to have the registration statement declared effective with the Securities and Exchange Commission within 90 days of the filing date. If the Company does not meet the scheduled filing and effectiveness dates, it has agreed to pay liquidated damages of 2% per 30-day period following the scheduled filing and effective date for the registration statement which, at the option of the investors, may either be in cash or common stock of the Company. The Company's previous registration statement was withdrawn earlier in March 2006. The Company did not file the registration statement and liquidated damages began to accrue on such date. Accordingly, in connection with registration rights, the Company accrued estimated registration rights penalties of $480,290, which are included on the accompanying consolidated balance sheet.

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

The $1,212,329 face amount of the debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in this debenture resulted in an initial debt discount of $1,192,329 and an initial loss on the valuation of derivative liabilities of $262,219. At September 30, 2006, the Company revalued this derivative liability. For the nine months ended September 30, 2006, after adjustment, the Company recorded a loss on valuation of derivative liability of $140,371.

As a result of the Company's meeting the requirements of SFAS 133, all of the Company's previously issued and outstanding instruments, which included 4,000,000 warrants exercisable at $.001 per share, have been classified as derivative liabilities.

The aggregate of 413,000,000 warrants, which expire five years after issuance, were assigned an initial value of $1,597,189 which was recorded as a loss from derivatives on the accompanying statement of operations. At September 30, 2006, the Company revalued this warrants liability. For the nine months ended September 30, 2006, after adjustment, the Company recorded a loss on valuation of this derivative liability of $1,230,330, estimated using the Black-Scholes valuation model.

DIRECTVIEW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 3 – CONVERTIBLE DEBENTURES PAYABLE - LONG TERM (continued)

The amount allocated as a discount on the debenture for the value of the warrants and conversion option will be amortized to interest expense, using the effective interest method, over the term of the debenture. At the date of inception and at the valuation date of September 30, 2006, the following assumptions were applied to all convertible debt and warrants:

At Inception             At September 30, 2006

---------------------              -----------------------

Market Price:                                              $0.039                     $0.0030

Exercise prices                                           $0.001 to $0.01        $0.001 to $0.01

Term                                                           2 - 5 years              1.5 – 4.5 years

Volatility:                                                     237%                     261%

Risk-free interest rate:                                  4.82%                    4.82%

The convertible debenture liability is as follows at September 30, 2006:

Convertible debentures payable	$1,212,329
Less: unamortized discount on debentures	(1,001,854)

Convertible debentures, net – Long term	$210,475

NOTE 4 – STANDBY EQUITY DISTRIBUTION AGREEMENT

On April 1, 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Under the Standby Equity Distribution Agreement (“SEDA”), the Company could have required Cornell Capital Partners, L.P., an affiliate of Highgate House Funds, Ltd., to purchase up to $10,000,000 of its common stock over a two-year period following May 31, 2005, subject to an effective registration statement covering the underlying shares of common stock. The SEDA established what is sometimes termed an equity line of credit or an equity draw-down facility. As of December 31, 2005, the Company’s previously filed registration statement had not yet declared effective and in March 2006, the registration statement was withdrawn. In March 2006, the SEDA was terminated.

NOTE 5 - SHAREHOLDERS’ DEFICIT

Common Stock

On February 2, 2006, the Company issued 2,500,000 shares of common stock to an employee of the Company for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $0.0035 based on the quoted trading price and recorded stock-based compensation expense of $8,750.

On February 24, 2006, the Company issued 5,000,000 shares of common stock to the Company’s Chief Executive Officer and an employee of the Company for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $0.0038 based on the quoted trading price and recorded stock-based compensation expense of $19,000.

On April 19, 2006, the Company issued 1,000,000 shares of common stock for legal services rendered. The Company valued these common shares at the fair market value on the dates of grant or $0.0035 based on the quoted trading price and recorded stock-based compensation expense of $3,500.

DIRECTVIEW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 5 - SHAREHOLDERS’ DEFICIT (continued)

Common Stock (continued)

On June 1, 2006, the Company issued 500,000 shares of common stock to an employee of the Company and 2,500,000 shares of common stock to an employee who is the spouse of the Company’s Chief Financial Officer/ Director for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $0.0025 based on the quoted trading price and recorded stock-based compensation expense of $7,500.

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

On August 16, 2006, the Company issued 2,000,000 shares of common stock to two employees of the Company for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $0.0019 based on the quoted trading price and recorded stock-based compensation expense of $3,800.

On August 16, 2006, the Company issued 500,000 shares of common stock for legal services rendered. The Company valued these common shares at the fair market value on the dates of grant or $0.0019 based on the quoted trading price and recorded stock-based compensation expense of $950.

On August 16, 2006, the Company issued 500,500 shares of common stock to the Company’s Chief Executive officer and 1,450,000 shares of common stock to a director of the Company for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $0.0019 based on the quoted trading price and recorded stock-based compensation expense of $3,706.

On August 24, 2006, the Company issued 10,000,000 shares of common stock to the Company’s Chief Executive officer and 1,500,000 shares of common stock to a director of the Company for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $0.0015 based on the quoted trading price and recorded stock-based compensation expense of $17,250.

Common Stock Warrants

In connection with the Securities Purchase Agreement, the Company also to debenture holders issued Highgate House Funds, Ltd. three-year common stock purchase warrants to purchase 409,000,000 shares of the Company’s common stock at an exercise prices ranging from $.01 to $.004 per share (see note 3).

Stock warrant activity for the nine months ended September 30, 2006 is summarized as follows:

	Number of	Weighted average
	shares	exercise price
	---------	----------------
Outstanding at December 31, 2005	4,000,000	$.001
Granted	409,000,000.005
Exercised	-	-

Outstanding at September 30, 2006	413,000,000	$0.005

DIRECTVIEW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 5 - SHAREHOLDERS’ DEFICIT (continued)

Common Stock Warrants continued)

The following table summarizes the Company's stock warrants outstanding at September 30, 2006:

	Warrants outstanding and exercisable
--------------------------------------------------
		Weighted	Weighted
		average	average
Range of		remaining	exercise
exercise price	Number	life	price
$0.001	4,000,000	1.5	$ 0.001
$0.010	100,000,000	4.5	$ 0.010
$0.0035	165,000,000	4.5	$ 0.0035
$0.004	144,000,000	4.5	$ 0.004

NOTE 6 – COMMITMENTS

On August 30, 2006, the Company entered into a definitive Share Purchase Agreement (this “Agreement”) with GS Energy Corporation (“GS Energy”) whereby the Company would acquire all of the outstanding common stock of GS Carbon Trading, Inc. (“GS Carbon”) in exchange for 1.8 billion shares of the Company’s common stock and 100,000 shares of a new class of the Company’s preferred stock to GS Carbon’s shareholders. GS Energy owns 100% of the outstanding capital stock of GS Carbon. The share purchase agreement contains conditions that the Company is required to satisfy precedent and subsequent to closing. Among the conditions under this agreement, the Company shall form DirectView Holdings, Inc. (“DR Holdings”) and contribute 100% of the stock and assets of the Company’s subsidiaries to the capital of DR Holdings. Additionally, the Company’s Chief Financial Officer shall surrender and assign its 100,000 shares of Series 1 Preferred Stock to the Company. Under this agreement, the Company’s board of directors shall nominate Kevin Kreisler to the Company’s board of directors and chief executive officer, and all current officers and directors of the Company shall submit contingent resignations which shall be effective upon the occurrence of the following conditions: (a) filing by the Company of its reviewed financial statements for the period ending September 30, 2006, (b) the closing under the agreement, and (c) the receipt by the Company of Kevin Kreisler’s written acceptance of his nomination. Subsequent to the acquisition, the Company shall change its name to “GS Carbon Corporation.”

On August 30, 2006, the Company entered into a Subsidiary Stock Purchase Agreement between the Company and DirectView Holdings, Inc. (“DR Holdings”) pursuant to the Share Purchase Agreement with GS Energy Corporation (“GS Energy”). DR Holdings has agreed to accept and assume all the outstanding capital stock of the Company’s subsidiaries together with all of the liabilities and obligations of the Company’s subsidiaries arising prior to the closing of the Share Purchase Agreement with GS Energy.

DIRECTVIEW, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 7 – GOING CONCERN CONSIDERATIONS

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $14,493,330 and a working capital deficit of $4,956,305 at September 30, 2006, net losses in nine months ended September 30, 2006 of $3,416,004 and cash used in operations during the nine months ended September 30, 2006 of $201,449. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company’s daily operations. In order to raise funds, on March 23, 2006, the Company entered into a new Securities Purchase Agreement for the issuance and sale of $150,000 of 10% secured convertible debentures (See Note 3). Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan to generate increased revenues and to raise additional funds. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues and to raise additional funds provide the opportunity for the Company to continue as a going concern.

NOTE 8 - SUBSEQUENT EVENT

On October 9, 2006 (the closing date), the Company completed its acquisition of 100% of outstanding capital stock of GS Carbon Trading, Inc. from GS Energy Corporation (“GS Energy”). GS Energy’s shareholders own the majority of the Company’s voting stock. The Company issued 1.8 billion shares of common stock and 100,000 shares of Series 2 Preferred Stock pursuant to the terms of the Share Purchase Agreement dated August 31, 2006. The Company's new Series 2 Preferred Stock gives GS Energy voting rights equal to the number of common shares into which the Series 2 stock can be converted. The Series 2 Preferred Stock includes conversion adjustment provisions that , until December 31, 2008, automatically adjust the conversion and voting rate and remain equal to 80% of the fully-diluted issued and outstanding capital stock of the Company when taken with GS Energy's then-current Company common stock holdings. After December 31, 2008 the conversion rate and voting rights are such as they were on December 31, 2008. On October 13, 2006, GS Energy returned 300,000,000 of these shares of common stock to the Company for cancellation.

Further, immediately prior to the acquisition of GS Carbon Trading, Inc., the Company closed the transactions described in a Subsidiary Stock Purchase Agreement between the Company and DirectView Holdings, Inc. ("DR Holdings"), which is 100% owned by Roger Ralston, the Company’s chief executive officer. At the closing, the Company sold its subsidiaries to DR Holdings in return for the assumption by DR Holdings of these subsidiaries' working capital deficiency and any and all trade credit and other liabilities incidental to these subsidiaries' operations.

On October 11, 2006, 255,077,000 shares of common stock were issued into escrow in anticipation of the conversion by the holders of the $222,100 plus accrued interest of $32,977 convertible debenture payable (see note 2) at a conversion price per share of $0.001. The Company recorded the remaining unamortized debt discount of approximately $191,000 to interest expense.

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

Results of Operations

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Net sales for nine months ended September 30, 2006 were $465,666 as compared to net sales of $418,467 for nine months ended September 30, 2005, an increase of $47,199 or 11.28%. For the nine months ended September 30, 2006, sales of teleconferencing equipment and accessories accounted for approximately 88% of our revenues as compared to 85% for the nine months ended September 30, 2005 offset by a decrease in maintenance and service income of approximately 12% of our revenues for the nine months ended September 30, 2006 as compared to 18% for the comparable nine month period in fiscal 2005. This increase reflects of our increased marketing efforts and broadening our customer base. During the nine months ended September 30, 2006, nine customers accounted approximately 58% of our total revenue. We continue to experience increased competition from competitors that sell similar products. In an effort to increase our sales in future periods, we need to hire additional sales staff to initiate a telemarketing campaign and we need to obtain leads from various lead sources such as lead generating telemarketing lists, email marketing campaigns and other sources. However, we do not have sufficient working capital to implement this strategy.

Our cost of sales was approximately 57% of net sales for the nine months ended September 30, 2006 as compared to approximately 74% for the comparable nine month period in fiscal 2005. During nine month period ended September 30, 2006, our cost of sales as a percentage of net sales decreased due to increase selling prices to our nine customers that accounted for 58% of our total revenues.

Our gross profit was approximately 43% of net sales for the nine months ended September 30, 2006 as compared to approximately 26% for the comparable nine month period in fiscal 2005. The increase in gross profit was primarily attributable to increase selling prices to our nine customers discussed above. Although we recognized higher than average gross profits during the nine month ended September 30, 2006, there could be no assurances that we will continue to recognize similar gross profit margin in the future.

Total operating expenses for nine months ended September 30, 2006 were $691,715, a decrease of $532,137, or approximately 43%, from total operating expenses in nine months ended September 30, 2005 of $1,223,852. This decrease is primarily attributable to:

*         a decrease of $8,258, or approximately 97%, in depreciation and amortization resulting from the amortization in the 2005 period of an intangible asset, a customer list, acquired in the acquisition of Meeting Technologies. This intangible was written off in 2005;

*         a decrease of $13,742, or 72%, in bad debt expenses due to the decrease in write-off of our accounts receivable during the nine months ended September 30, 2006;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

*          an increase of $17,327, or approximately 24%, the increase is primarily related to an increase in auditing fees ;

*         a decrease of $6,857, or approximately 13%, in rent expense reflecting the consolidation of all of our operations into our Boca Raton, Florida office and the closing of our Texas office in the 2005 period.

*         a decrease of $212,426, or approximately 43%, in compensation expense which is primarily the result of a decrease in sales and administrative staff and a decrease in commission expenses during the nine months ended September 30, 2006 as compared to the 2005 period. During the nine months ended September 30, 2006, we had an average of 6 employees compared to 10 during the nine months ended September 30, 2005. Additionally, we paid compensation of $52,537 to our former CEO during the nine months ended September 30, 2005 as compared to $0 for the nine months ended September 30, 2006 as a result of his separation in June 2005. During the nine months ended September 30, 2006, we incurred stock-based compensation expenses related to the issuance of common stock for services rendered of $60,006 as compared to $110,900 for the nine months ended September 30, 2005.

*         a decrease of $219,659, or 99%, in stock-based consulting expense to $2,300 for the nine months ended September 30, 2006 as compared to $221,959 for the nine months ended September 30, 2005. This decrease is a result of a decrease in stock issuances to consultants and amortization of deferred compensation. We expect to incur additional stock-based consulting expense in the future.

*         a decrease of $88,522, or approximately 25%, in other selling, general and administrative expenses as summarized below:

Nine months ended September 30,

2006	2005

Advertising and promotion	$13,872	$22,988
Auto expense	29,988	26,316
Health insurance	21,762	24,732
Equipment expense	59,950	4,535
Payroll taxes	11,094	29,950
Settlement expense	-	80,705
Telephone and communications	25,977	39,512
Travel and entertainment	30,239	46,404
Other	72,059	78,321

$264,941	$353,463

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

The changes in these expenses from the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2006 included the following:

1)	We decrease our advertising expense by $9,116 or 40% due to lack of working capital which has forced us to curtail our advertising efforts.
2)	Auto expenses increased by $3,672 or 14% due to increased car allowances to sales staff and increased gas costs.
3)	We incurred decreased health insurance costs by $2,970 or 12% due to a decrease in the number of employees participating in the plan.
4)

During the nine months ended September 30, 2006, we recorded equipment expense of $59,950 related to the purchase of 10 plasma televisions which we returned to the vendor and we did not receive a credit, an increase of $55,415 or 1222%.

5)	We had a $13,535 or 34% decrease in telephone and communication costs due to a decrease in telemarketing activities as a result of reduced marketing efforts.
6)	Travel and entertainment expenses decreased by $16,165 or 35% due to decreased sales-related travel.
7)	Other selling, general and administrative expenses, which includes postage, general insurance, and office supplies and expenses decreased by $6,262 or 8% due to cost cutting measures.

We reported a loss from operations of $490,262 for nine months ended September 30, 2006 as compared to a loss from operations of $1,114,409 for nine months ended September 30, 2005, a decrease of $624,147 or 56%.

Total other expense increased to $2,925,742for nine months ended September 30, 2006 as compared to $1,522,369 for the nine months ended September 30, 2005. Included in this net increase of $1,440,729 is:

•

$26,958 and $23,401 of other income for the nine months ended September 30, 2006 and 2005, respectively, was attributable to the reduction of accounts payable over four years old that management has deemed forgiven;

•

an increase of $489,472, or approximately 385%, in interest expense for the nine months ended September 30, 2006 as compared to nine months ended September 30, 2005 which reflects an increase in our borrowings under debenture agreements as well as the amortization of a discount on convertible debentures of $393,287;

•	an increase of $1,982,889 in derivative liability expense due to the valuation of derivative liabilities associated with our warrants and convertible debentures;
•	a decrease of $1,283,065 in loss from impairment of marketable securities due to a other-than-temporary decline;
•

an increase in registration rights penalties of $480,290 related to our requirement to file a registration statement and have it effective prior to specific dates for which we began to incur penalties since we did not file our registration statement prior to April 25, 2006, and we will continue to incur penalties in the future until such time as we satisfy our contractual obligations related to these registration rights. As of the date of this quarterly report we have not filed the subject registration statement with the Securities and Exchange Commission;

•	a decrease in interest income of $3,458 which was attributable to the reduction of our cash balances;
•	a decrease of $167,789 on the loss from sale of marketable securities which relates to the decline in the market value of the Langley Park ordinary shares as described below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

As set forth above, for the nine months ended September 30, 2006 we recorded a non-cash expense of $2,032,697 related to the fair value of derivative liabilities associated with our convertible debentures and warrants. The fair value of the derivative liabilities is determined at the end of each of our fiscal quarters and has the potential to significantly impact our results of operations from period to period. Based upon the trading price of our common stock, trading volatility, and the risk-free interest rate, we could record additional expense related to the fair value of the derivative liabilities in future periods if our stock price declines or, if our stock price increases, we could record income. Because we cannot predict the trading price of our common stock in future periods, we cannot predict the extent of any future expense or income associated with the fair value of derivative liabilities. However, as the income (expense) associated with the fair value of the derivative liabilities is non-cash, while it has the potential to significantly impact our net income, it does not effect our income from operations and, if we should record income from the change in the fair value of the derivative liabilities in future periods, this income does benefit our cash position or alleviate our need to raise additional working capital.

We reported a net loss of $3,416,004 for the nine months ended September 30, 2006 as compared to a net loss of $2,636,778 for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, we reported an other comprehensive gain of $0 as compared to $1,282,950 for the nine months ended September 30, 2005 which represents a reversal of unrealized loss on marketable securities resulting from the Langley Park transaction described below. As a result of the foregoing, our comprehensive loss for the nine months ended September 30, 2006 was $3,416,004 as compared to a comprehensive loss of $1,353,828 for the nine months ended September 30, 2005.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2006, we had cash on hand of $0 and a working capital deficit of $4,956,305.

Net cash flows used in operating activities for the nine months ended September 30, 2006 was $201,449 as compared to $624,968 for the nine months ended September 30, 2005. This change is primarily attributable to:

•	an increase in our net loss of $779,226,
•

a decrease of $266,103 in non-cash stock based compensation, which includes $50,894 representing the decrease in value of shares issued to employee and an officer as compensation and $215,209 representing the decrease in value of shares issued to third-party consultants as compensation for services and amortization of deferred compensation,

•	a decrease of $167,789 in loss from sale of marketable securities representing the decline in the market price of the Langley Park ordinary shares,
•	a decrease in other income of $4,571 attributable to reduction of accounts payable deemed forgiven
•	an increase of $1,982,889 related to derivative liability expense,
•	a decrease of $1,283,065 in loss from impairment of marketable securities due to a other-than-temporary decline;
•	an increase of $480,290 in registration right penalty related to convertible debentures issued in March 2006
•	an increase in amortization of discount on convertible debentures of $301,699,
•	a decrease of $13,742 in bad debts
•	an increase of $107,573 in accounts receivable due to a increase in sales,
•	an increase of $40,612 in inventory
•	a decrease of $33,602 in change in other current and non-current assets,
•	an increase of $140,956 in accounts payable due to lack of payment of vendor invoices,
•	an increase in accrued expenses of $150,057 due to accrued interest on convertible debentures and unpaid commissions,
•	a decrease in customer deposits of $7,428, and,
•	a decrease in deferred revenues of $669.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

We reported net cash flows provided by investing activities of $13,235 for the nine months ended September 30, 2006 as compared to net cash provided by investing activities of $16,068 for the nine months ended September 30, 2005, a decrease of $2,833. This decrease is attributable to a decrease in proceeds from the sale of Langley Park ordinary shares.

Net cash flows provided by financing activities was $146,128 for the nine months ended September 30, 2006 as compared to net cash used in financing activities of $715,515 for the nine months ended September 30, 2005, a decrease of $569,387. This change from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 is primarily attributable to an increase of $130,000 in proceeds from debentures payable, increase bank overdraft of $25,021, and offset by decrease in proceeds from loans payable of $875,000, a decrease in repayments of loans payable of $93,000 and a decrease in payments of advances from shareholders of $57,592.

We reported a net decrease in cash for the nine months ended September 30, 2006 of $42,086 as compared to a net increase in cash of $106,615 for the nine months ended September 30, 2005.

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

In addition, we have granted the holders of our $1,210,986 principal amount 10% secured convertible debentures which are due in March 2009 blanket security interests in all of our assets and properties and pledged 250,000,000 shares of our common stock as additional collateral for the debentures. If we should default under the repayment provisions of the debentures, the holders could seek to foreclose on our assets and the shares of pledged stock in an effort to seek repayment under the obligations. In the event of a default, the holder would be entitled to vote these pledged shares, which would then represent approximately 12% of our issued and outstanding common stock, assuming no additional issuance of shares of our common stock, and the holders, Highgate House Funds, Ltd. and Cornell Capital Partners, Ltd. could be in a position to control our company. In addition, if the holders were successful in foreclosing on our assets in the event of a default under the debentures, we would be deprived of the use of those assets and unable to conduct our business as it is presently conducted. In such an event, our ability to generate revenues and fund our ongoing operations would be materially adversely affected and we would likely be forced to cease operations.

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

Going Concern

The report from of our independent registered public accounting firm on our audited financial statements at December 31, 2005 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. While a significant portion of our net loss for the nine months ended September 30, 2006 is non-cash (95%), we do not presently generate sufficient revenue to fund our operations. Our limited financial resources have prevented us from aggressively advertising our product to achieve consumer recognition. In order to sustain our current operations and satisfy our current obligations, as well as to expand sales of our products and services, we will require funds for working capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

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

Revenue Recognition – We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition.  In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.  When a customer order contains multiple items such as hardware, software, and services which are delivered at varying times, we determine whether the delivered items can be considered separate units of accounting as prescribed under Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in our control. The following policies reflect specific criteria for the various revenues streams of the Company:

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

Accounting for Stock Based Compensation - Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Company’s Chief Executive Officer and acting Chief Financial Officer, to allow timely decisions regarding required disclosure. The design of any system of controls, however, is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless how remote. It should be noted that neither our Chief Executive Officer, acting Chief Financial Officer nor our accounting staff possess the requisite experience and knowledge in the proper application of generally accepted accounting principles (GAAP) and we do not have sufficient resources to expand our accounting staff with properly qualified and experienced personnel. Until such time as we have hired the additional necessary personnel it is possible that we will have one or more material weaknesses in our internal controls in future periods.

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

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submissions of Matters to a Vote of Security Holders

None

Item 5 - Other Information

acquisition and disposition of assets

On October 9, 2006 (the closing date), we completed its acquisition of 100% of outstanding capital stock of GS Carbon Trading, Inc. from GS Energy Corporation (“GS Energy”). GS Energy’s shareholders own the majority of the Company’s voting stock. We issued 1.8 billion shares of common stock and 100,000 shares of Series 2 Preferred Stock pursuant to the terms of the Share Purchase Agreement dated August 31, 2006. Our new Series 2 Preferred Stock gives GS Energy voting rights equal to the number of common shares into which the Series 2 stock can be converted. The Series 2 Preferred Stock includes conversion adjustment provisions that , until December 31, 2008, automatically adjust the conversion and voting rate and remain equal to 80% of our fully-diluted issued and outstanding capital stock when taken with GS Energy's then-current Company common stock holdings. After December 31, 2008 the conversion rate and voting rights are such as they were on December 31, 2008. On October 13, 2006, GS Energy returned 300,000,000 of these shares of common stock to us for cancellation.

Further, immediately prior to the acquisition of GS Carbon Trading, Inc., we closed the transactions described in a Subsidiary Stock Purchase Agreement between the Company and DirectView Holdings, Inc. ("DR Holdings"), which is 100% owned by Roger Ralston, the Company’s chief executive officer. At the closing, we sold our subsidiaries to DR Holdings in return for the assumption by DR Holdings of our subsidiaries' working capital deficiency and any and all trade credit and other liabilities incidental to our subsidiaries' operations.

We had previously disclosed the appointment of Kevin Kreisler, GS Carbon Trading’s chief executive officer, to the Company’s board of directors. This appointment shall be effective upon the occurrence of the following conditions: (a) the filing by the Company of its reviewed financial statements for the period ending September 30, 2006, (b) the closing under the Agreement, and (c) the receipt by the Company of Kevin Kreisler’s written acceptance of his nomination.

Effective November 20, 2006, Mr. Ralston, Ms. Ralston and Mr. Robbins resigned from the board of directors and from their respective officer positions with the Company and Kevin Kreisler was appointed to the Company's board of directors and to the post of chief executive officer.

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

DirectView, Inc.

By: /s/Roger Ralston
November 20, 2006	Roger Ralston

Chief Executive Officer, principal executive officer

November 20, 2006	By: /s/ Michele Ralston

Michele Ralston, acting Chief Financial Officer