Form 10KSB
period 2006-12-31
GS CARBON CORP
filed 2007-04-17
CIK 884380

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-KSB
                            -------------------------


                    ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                          COMMISSION FILE NO.: 0-52356



                              GS CARBON CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                           20-5996486
--------------------------------------------------------------------------------
(State of other jurisdiction of                                   (IRS Employer
incorporation or organization                                Identification No.)


One Penn Plaza, Suite 1612, New York, New York                           10119
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                 (212) 994-5374
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.

Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form. (X)

State issuer's revenues for its most recent fiscal year: $0.

The  number of  outstanding  shares of  common  stock as of April 16,  2007 was:
403,639,925. Based on the closing price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 16, 2007 was $1,135,890.

--------------------------------------------------------------------------------

                                   CORPORATION
                           ANNUAL REPORT ON FORM 10KSB
     FOR THE PERIOD OF INCEPTION JANUARY 14, 2206 THROUGH DECEMBER 31, 2006


                                TABLE OF CONTENTS



                                                                                                         Page No
Part I
Item 1      Description of Business .........................................................................3
Item 2      Description of Properties........................................................................7
Item 3      Legal Proceedings................................................................................7
Item 4      Submission of Matters to a Vote of Security Holders .............................................7

Part II
Item 5      Market for Registrant's Common Equity and Related Stockholder Matters ...........................8
Item 6      Management's Discussion and Analysis of Financial Condition and Results of Operations............9
Item 7      Financial Statements ...........................................................................12
Item 8      Changes and Disagreements with Accountants on Accounting and Financial Disclosure ..............26
Item 8A     Controls and Procedures ........................................................................26

Part III
Item 9      Directors, Executive Officers, Promoters and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act   ......................................................27
Item 10     Executive Compensation .........................................................................28
Item 11     Security Ownership of Certain Beneficial Owners and Related Stockholder Matters ................29
Item 12     Certain Relationships and Related Transactions .................................................29

Part IV
Item 13     Exhibits and Reports on Form 8K ................................................................30
Item 14     Principal Accountant Fees and Services .........................................................31

Signatures..................................................................................................32



                           Forward Looking Statements

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of Business - Business Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the fiscal year 2007.

                                     PART I

ITEM 1. .DESCRIPTION OF BUSINESS

GS Carbon Corporation ("we," "our," "us," "GS Carbon," or the "Company") is a development stage company that was founded to facilitate decarbonization in ways that cost-effectively capitalize on the evolving carbon markets. GS Carbon's ambition is to affect reductions in the carbon intensity of energy consumption by investing in carbon trading, developing and commercializing advanced new decarbonization technologies, and by developing and owning renewable energy production assets.

GS Carbon currently has two operating subsidiaries: General Ultrasonics Corporation ("GUC") and General Carbonics Corporation ("GCC"). GS Carbon also has three investments: Sterling Planet, Inc. ("Sterling"), TerraPass, Inc. ("TerraPass"), and Air Cycle Corporation ("Air Cycle").

Sterling has established a strong reputation as the premier market maker for renewable energy sales. Sterling has sold over 4 billion kilowatt hours of renewable energy since its inception, representing enough energy to power 350,000 homes for a full year and offset 2.6 million tons of carbon dioxide. Sterling Planet currently services an impressive array of clients including Alcoa, The Coca-Cola Company, DuPont, Delphi Corporation, Duke University, University of Utah, Nike, Pitney Bowes, U.S. Environmental Protection Agency, the U.S. General Services Administration, the Homeland Security Department, Western Area Power Administration, New York State Energy Research and Development Authority (NYSERDA), the U.S. Army, Staples, Whirlpool Corporation, the World Resources Institute and over 150 other companies. GS Carbon holds a 10% stake in Sterling.

By issuing a "TerraPass" to its members, TerraPass utilizes its members' contributions to promote global energy efficiency and greenhouse gas reduction through targeted projects. It is through these clean energy projects that TerraPass counterbalances pollution from its members' vehicles. TerraPass recently partnered with Ford Motor Company in a program called "Greener Miles," which allows consumers to calculate the amount of carbon dioxide produced by their car in one year of driving, and then to purchase a TerraPass linked to the cost of producing an amount of clean energy equivalent to the carbon dioxide produced. Individual purchases range from $29.95 to $79.95 annually, depending on the type of vehicle, amount of carbon dioxide emitted and miles traveled, and the funds are used to invest in U.S. based renewable energy projects. GS Carbon holds a 10% stake in TerraPass.

GS Carbon holds a 30% stake in Air Cycle, a lamp, ballast, battery and e-waste recycling company. Air Cycle's Bulb Eater(R) product line crushes spent fluorescent lamps into small fragments and compacts them into 55-gallon containers which are then shipped for recycling. Air Cycle's EasyPak(TM) Recycling Program is offered as an alternative for customers who generate spent lamps, batteries, and/or ballasts and cannot meet Air Cycle's quantity minimums for bulk pick-ups. Small shipments are instead shipped through pre-paid FedEx transportation services.

GS Carbon's GUC subsidiary focuses on the research and development of commercially viable advanced applications of cutting-edge clean technologies. GS Carbon's testing laboratory is currently focused on commercializing new technologies that increase the efficiency and reduce the emissions profile of energy production. Current research and development projects include ultrasonic reformation of carbon-based liquids and gases into clean fuels. GS Carbon's GCC subsidiary focuses on the synthesis and use of novel carbon-based products.

GS Carbon owns 70% of GUC 100% of GCC. GUC owns the exclusive rights to a proprietary new ultrasonic reformation process uses water, carbon-based materials and high intensity ultrasonic energies to synthesize clean burning fuels and other materials. GCC owns patent-pending technologies involving carbon aerogel composites.

Our executive offices are located at One Penn Plaza, Suite 1612, New York, New York 10119. Our telephone number is 212-994-5374. More information on GS Carbon and its business model is available online at www.gs-carbon.com where we will also provide free access to our annual reports on Form 10KSB, quarterly reports on Form 10QSB, and current reports on Form 8K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC.

BUSINESS RISK FACTORS

There are many important factors that have affected, and in the future could affect, GS Carbon's business, including but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

There is substantial doubt concerning our ability to continue as a going concern.

GS Carbon had approximately $188 in cash at December 31, 2006 and had current liabilities totaling $2,123,022. These matters raise substantial doubt about GS Carbon's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

The issuance of shares under our agreements with Cornell and Highgate could increase our outstanding shares by over 270%.

While Cornell and Highgate are subject to restrictions on conversion of their respective debentures limiting their ownership to 9.9% of our common stock, upon default the Cornell and Highgate Debentures could be converted into 81,821,933 shares at the market price on December 31, 2006. The issuance of these shares would dilute the interest of our current shareholders by over 270%.

The conversion of our convertible debentures, the exercise of any outstanding warrants and options and GS Carbon's various anti-dilution and price-protection agreements could cause the market price of our common stock to fall, and may have dilutive and other effects on our existing stockholders.

The conversion of our outstanding convertible debentures (including the Cornell Debenture and Highgate Debenture), and the exercise of our outstanding warrants and options could result in the issuance of up to 82,457,933 shares of common stock. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

We may be unable to satisfy our current debts.

Our total liabilities as of December 31, 2006 were $3,398,345. We cannot afford to pay these amounts out of our operating cash flows and our ability to operate will be significantly impaired if we cannot reduce the Cornell and Highgate debt with registered stock.

We may be liable for $498,074 in unreported debt.

A subsidiary of GS Carbon that was spun-off from GS Carbon in 2006, issued debt instruments in the principal amount of $498,074 several years ago. We recently were presented with evidence that GS Carbon may be liable for payment of the debts. Management is actively investigating the facts and circumstances with respect to the debts, and is not able to determine at this time if GS Carbon has liability for the debts.

We lack capital to fund our operations.

During the twelve months ended December 31, 2006 our operations used $545,327 in cash. In addition, during those twelve months we were required to make payments on some of our outstanding debts. Loans from some of our shareholders and the issuance convertible debentures funded both the cash shortfall from operations and our debt service. Those individuals may not be able to continue to fund our operations or our debt service.

Our operations will suffer if we are unable to manage our rapid growth.

We are currently experiencing a period of rapid growth through internal expansion and strategic acquisitions. This growth has placed, and could continue to place, a significant strain on our management, personnel and other resources. Our ability to grow will require us to effectively manage our collaborative arrangements and to continue to improve our operational, management, and financial systems and controls, and to successfully train, motivate and manage our employees. If we are unable to effectively manage our growth, we may not realize the expected benefits of such growth, and such failure could result in lost sales opportunities, lost business, difficulties operating our assets and could therefore significantly impair our financial condition.

We may have difficulty integrating our recent acquisitions into our existing operations.

Acquisitions will involve the integration of companies that have previously operated independently from us, with focuses on different geographical areas. We may not be able to fully integrate the operations of these companies without encountering difficulties or experiencing the loss of key employees or customers of such companies. In addition, we may not realize the benefits expected from such integration.

Our failure to attract qualified engineers and management personnel could hinder our success.

Our ability to attract and retain qualified engineers and other professional personnel when we need them will be a major factor in determining our future success. There is a very competitive market for individuals with advanced engineering training, and we are not assured of being able to retain the personnel we will need.

Key personnel are critical to our business and our future success depends on our ability to retain them.

Our success depends on the contributions of our key management, environmental and engineering personnel. The loss of these officers could result in lost sales opportunities, lost business, difficulties operating our assets, difficulties raising additional funds and could therefore significantly impair our financial condition. Our future success depends on our ability to retain and expand our staff of qualified personnel, including environmental technicians, sales personnel and engineers. Without qualified personnel, we may incur delays in rendering our services or be unable to render certain services. We may not be successful in our efforts to attract and retain qualified personnel as their availability is limited due to the demand of hazardous waste management services and the highly competitive nature of the hazardous waste management industry. We do not maintain key person insurance on any of our employees, officers or directors.

GreenShift Corporation can exert control over us and may not make decisions that further the best interests of all stockholders.

GreenShift Corporation controls 100% of our outstanding Series B preferred stock. The preferred shares are convertible into 85% of our Common Stock. As a result, GreenShift Corporation exerts a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

GS Carbon is not likely to hold annual shareholder meetings in the next few years.

Delaware corporation law provides that members of the board of directors retain authority to act until they are removed or replaced at a meeting of the shareholders. A shareholder may petition the Delaware Court of Chancery to direct that a shareholders meeting be held. But absent such a legal action, the board has no obligation to call a shareholders meeting. Unless a shareholders meeting is held, the existing directors elect directors to fill any vacancy that occurs on the board of directors. The shareholders, therefore, have no control over the constitution of the board of directors, unless a shareholders meeting is held. Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. Kevin Kreisler who is currently the sole director of GS Carbon was appointed to that position by the previous directors. If other directors are added to the Board in the future, it is likely that Mr. Kreisler will appoint them. As a result, the shareholders of GS Carbon will have no effective means of exercising control over the operations of GS Carbon.

Investing in our stock is highly speculative and you could lose some or all of your investment.

The value of our common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or the entire amount invested in our stock. The securities markets frequently experience extreme price and volume fluctuations that affect market prices for securities of companies generally and very small capitalization companies such as us in particular.

     The volatility of the market for GS Carbon common stock may prevent a shareholder from obtaining a fair price for his shares.

The common stock of GS Carbon is quoted on the OTC Bulletin Board. It is impossible to say that the market price on any given day reflects the fair value of GS Carbon, since the price sometimes moves up or down by 50% or more in a week's time. A shareholder in GS Carbon who wants to sell his shares, therefore, runs the risk that at the time he wants to sell, the market price may be much less than the price he would consider to be fair.

Our common stock qualifies as a "penny stock" under SEC rules which may make it more difficult for our stockholders to resell their shares of our common stock.

Our common stock trades on the OTC Bulletin Board. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the NASDAQ National Market or the NASDAQ Small-Cap Market. Because our common stock does not trade on a stock exchange or on the NASDAQ National Market or the NASDAQ Small-Cap Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock affects the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

Only a small portion of the investment community will purchase "penny stocks" such as our common stock.

GS Carbon common stock is defined by the SEC as a "penny stock" because it trades at a price less than $5.00 per share. GS Carbon common stock also meets most common definitions of a "penny stock," since it trades for less than $1.00 per share. Many brokerage firms will discourage their customers from purchasing penny stocks, and even more brokerage firms will not recommend a penny stock to their customers. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not consider a purchase of a penny stock due, among other things, to the negative reputation that attends the penny stock market. As a result of this widespread disdain for penny stocks, there will be a limited market for GS Carbon common stock as long as it remains a "penny stock." This situation may limit the liquidity of your shares.

ITEM 2.  DESCRIPTION OF PROPERTIES

GS Carbon currently maintains office space at One Penn Plaza, Suite 1612, New York, New York 10119 in a facility leased by an affiliated company. The lease for this space expires in May 2011. We paid no rent during 2006 for these offices. During 2007 GS Carbon does not expect to pay rent for these offices. We believe these offices will be sufficient for our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

The Company's  General  Ultrasonics  subsidiary is party to the matter  entitled
LeBlanc v. Tomoiu, et. al., which action was filed in the Superior Court of Connecticut. The verified complaint, which also names GreenShift Corporation and certain of its affiliates, seeks damages relating to the acquisition by General Ultrasonics of the stock of H2 Energy Solutions, Inc. from substantially all of its shareholders, as well as attorney's fees and costs. General Ultrasonics has responded to the verified complaint and denies any liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

GS Carbon's Common Stock trades on the OTC Bulletin Board under the symbol "GSCR." The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's Common Stock during the past two years as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

-----------------------------------------------------------------------------------------------------------
Period                                                    High                                   Low
-----------------------------------------------------------------------------------------------------------
2006 First Quarter                                        1.30                                   0.75
2006 Second Quarter                                       1.00                                   0.48
2006 Third Quarter                                        1.25                                   0.35
2006 Fourth Quarter                                       0.95                                   0.10

2005 First Quarter                                       15.00                                   4.25
2005 Second Quarter                                       5.25                                   2.00
2005 Third Quarter                                        2.75                                   1.00
2005 Fourth Quarter                                       1.75                                   0.50

Title of Class                       Approximate  Number of  Holders  of Record
                                              as of April 16,  2007
Common Stock,  0.001 par value                          330

The number of holders does not give effect to beneficial ownership of shares held in the street name of stock brokerage houses or clearing agents and does not necessarily reflect the actual ownership of the shares.

DIVIDENDS

We have no present intention of paying dividends in the foreseeable future. Our policy for the time being is to retain earnings and utilize the funds for operations and growth. Future dividend policies will be determined by the Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions.

SALE OF UNREGISTERED SECURITIES

GS Carbon did not sell any unregistered equity securities during the 4th quarter of 2006.

REPURCHASE OF EQUITY SECURITIES

GS Carbon did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2006.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of the Business - Business Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the fiscal year 2007.

OVERVIEW

GS Carbon Corporation ("we," "our," "us," "GS Carbon," or the "Company") is a development stage company that was founded to facilitate decarbonization in ways that cost-effectively capitalize on the evolving carbon markets. GS Carbon's ambition is to affect reductions in the carbon intensity of energy consumption by investing in carbon trading, developing and commercializing advanced new decarbonization technologies, and by developing and owning renewable energy production assets.

GS Carbon currently has two operating subsidiaries: General Ultrasonics Corporation ("GUC") and General Carbonics Corporation ("GCC"). GS Carbon also has three investments: Sterling Planet, Inc. ("Sterling"), TerraPass, Inc. ("TerraPass"), and Air Cycle Corporation ("Air Cycle").

Sterling has established a strong reputation as the premier market maker for renewable energy sales. Sterling has sold over 4 billion kilowatt hours of renewable energy since its inception, representing enough energy to power 350,000 homes for a full year and offset 2.6 million tons of carbon dioxide. Sterling Planet currently services an impressive array of clients including Alcoa, The Coca-Cola Company, DuPont, Delphi Corporation, Duke University, University of Utah, Nike, Pitney Bowes, U.S. Environmental Protection Agency, the U.S. General Services Administration, the Homeland Security Department, Western Area Power Administration, New York State Energy Research and Development Authority (NYSERDA), the U.S. Army, Staples, Whirlpool Corporation, the World Resources Institute and over 150 other companies. GS Carbon holds a 10% stake in Sterling.

By issuing a "TerraPass" to its members, TerraPass utilizes its members' contributions to promote global energy efficiency and greenhouse gas reduction through targeted projects. It is through these clean energy projects that TerraPass counterbalances pollution from its members' vehicles. TerraPass recently partnered with Ford Motor Company in a program called "Greener Miles," which allows consumers to calculate the amount of carbon dioxide produced by their car in one year of driving, and then to purchase a TerraPass linked to the cost of producing an amount of clean energy equivalent to the carbon dioxide produced. Individual purchases range from $29.95 to $79.95 annually, depending on the type of vehicle, amount of carbon dioxide emitted and miles traveled, and the funds are used to invest in U.S. based renewable energy projects. GS Carbon holds a 10% stake in TerraPass.

GS Carbon holds a 30% stake in Air Cycle, a lamp, ballast, battery and e-waste recycling company. Air Cycle's Bulb Eater(R) product line crushes spent fluorescent lamps into small fragments and compacts them into 55-gallon containers which are then shipped for recycling. Air Cycle's EasyPak(TM) Recycling Program is offered as an alternative for customers who generate spent lamps, batteries, and/or ballasts and cannot meet Air Cycle's quantity minimums for bulk pick-ups. Small shipments are instead shipped through pre-paid FedEx transportation services.

GS Carbon's GUC subsidiary focuses on the research and development of commercially viable advanced applications of cutting-edge clean technologies. GS Carbon's testing laboratory is currently focused on commercializing new technologies that increase the efficiency and reduce the emissions profile of energy production. Current research and development projects include ultrasonic reformation of carbon-based liquids and gases into clean fuels. GS Carbon's GCC subsidiary focuses on the synthesis and use of novel carbon-based products.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

GS Carbon owns 70% of GUC 100% of GCC. GUC owns the exclusive rights to a proprietary new ultrasonic reformation process uses water, carbon-based materials and high intensity ultrasonic energies to synthesize clean burning fuels and other materials. GCC owns patent-pending technologies involving carbon aerogel composites.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements included herein have been prepared by the Company, in accordance with Generally Accepted Accounting Principles. This requires the Company's management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period. In the opinion of management, all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Actual results could differ materially based on any changes in the estimates and assumptions that the Company uses in the preparation of its financial statements and any changes in the Company's future operational plans.

RESULTS OF OPERATIONS

Revenues

Total  revenues  were $0 for the period  January 14, 2006  through  December 31,
2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the period January 14, 2006 through December 31, 2006 were $888,841 which amount was primarily attributable to the operating activities of our research and development unit, General Ultransonics Corporation.

Interest Expense and Financing Costs

Interest expenses and financing costs for the period January 14, 2006 through December 31, 2006 were $171,094 and was primarily attributable to our existing financing agreements with Cornell Capital Partners, LLP and Highgate House Funds, Ltd.

Gain on Convertible Instruments

Gain on the forgiveness of penalties related to registration rights for the Company's convertible debentures was $480,290 for the period January 14, 2006 through December 31, 2006. Gain from the change in fair value of derivative instruments was $890,010 for the period January 14, 2006 through December 31, 2006.

Net Income

Our net loss for the period January 14, 2006 through December 31, 2006 was $310,365. The net income incurred was due to the expenses and other factors described above.

Liquidity and Capital Resources

The Company had $450,002 in accounts payable and accrued expenses at December 31, 2006. GS Carbon intends to satisfy these amounts predominantly out of cash flows from its operations and financing activities. The Company had negative working capital of $2,122,934 at December 31, 2006, of which $1,474,827 related to convertible debentures due to Highgate and Cornell.

OFF-BALANCE SHEET ARRANGEMENTS

Subject to the favorable resolution of the uncertainty disclosure in Note 12 to the Financial Statements, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

                                                                        Page No
                                                                        -------
FINANCIAL STATEMENTS

     Report of Independent Registered Public Accounting Firm.................13

     Consolidated Balance Sheet..............................................14

     Consolidated Statement of Operations....................................15

     Consolidated Statement of Stockholders' Equity..........................16

     Consolidated Statement of Cash Flows....................................17

     Notes to Consolidated Financial Statements..............................18

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of GS Carbon Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheet of GS Carbon Corporation and Subsidiaries, a development stage company, as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the period since inception, January 14, 2006 through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GS Carbon Corporation and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the period since inception, January 14, 2006, through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in
Note 2 to the financial statements, the Company has suffered losses from operations and has a working capital deficiency as of December 31, 2006. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/       Rosenberg Rich Baker Berman & Co.
          ---------------------------------------
          Bridgewater, New Jersey
          April 17, 2007


       GS CARBON CORPORATION AND SUBSIDIARIES, A DEVELOPMENT STAGE COMPANY
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2006

ASSETS

Current assets:
     Cash  .....................................................    $       188

Property and equipment, net (Note 3) ...........................        147,047

Other Assets:
     Investments - at cost .....................................      1,935,763
     Investments - equity method ...............................        303,078
     Security deposits (Note 11) ...............................          7,548
     Technology Licenses, net (Note 4) .........................        235,195
                                                                    -----------
         Total other assets ....................................      2,481,584
                                                                    -----------

TOTAL ASSETS ...................................................    $ 2,628,819
                                                                    ===========



LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Accounts payable ..........................................    $   287,432
     Accrued expenses ..........................................        162,570
 Derivative liability - convertible debentures (Note 8) ........      1,474,827
     Derivative liability - warrants (Note 8) ..................        198,193
                                                                    -----------

         Total current liabilities .............................      2,123,022

     Convertible debentures payable, net - long term (Note 8) ..        311,503
     Due to related parties ....................................        963,820
                                                                    -----------


TOTAL LIABILITIES ..............................................      3,398,345

Commitments (Note 11)



STOCKHOLDERS' EQUITY

Series A voting preferred stock ($.0001 par value; 100,000
  shares authorized; no shares issued and outstanding) .........           --

Series B voting preferred stock ($.0001 par value; 100,000
  shares authorized; 78,250 shares issued and outstanding) ....              8

Common stock, $0.0001 par value, 2,500,000,000 authorized;
  9,286,465 issued and outstanding .............................          2,929
Additional paid-in capital .....................................        178,724
Deficit accumulated during the development stage ...............       (951,187)
                                                                    -----------
Total stockholders' deficiency .................................       (769,536)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY .................    $ 2,628,819
                                                                    ===========


        The notes to the consolidated condensed financial statements are an integral part of these statements.



       GS CARBON CORPORATION AND SUBSIDIARIES, A DEVELOPMENT STAGE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIOD SINCE INCEPTION, JANUARY 14, 2006 THROUGH DECEMBER 31, 2006






Selling, general and administrative expenses .................      $   888,841
                                                                    -----------


Operating loss ...............................................         (888,841)

Other income (expense):
     Forgiveness of the registration rights penalty ..........          480,290
     Unrealized gain on derivative instruments ...............          890,010
     Interest expense ........................................         (171,094)
                                                                    -----------

Net income ...................................................      $   310,365
                                                                    ===========

Basic and diluted income per share ...........................      $      0.03
                                                                    ===========

Weighted average of shares of common stock
  outstanding, basic and diluted .............................        9,715,006
                                                                    ===========



        The notes to the consolidated condensed financial statements are an integral part of these statements.


       GS CARBON CORPORATION AND SUBSIDIARIES, A DEVELOPMENT STAGE COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD SINCE INCEPTION JANUARY 14, 2006 THROUGH DECEMBER 31, 2006


                           Series A Voting    Series B Voting      Common                         Deficit
                           Preferred Stock    Preferred Stock      Stock         Additional       Accumulated      Total
                                                                                                    During the   Stockholder's
                           Shares   Amount     Shares Amount     Shares  AmountPaid-in Capital Development Stage   Equity
                         --------------------------------------------------------------------------------------------------

Opening Balance
January 14, 2006              --      --        --       --            1,000          $10      $--         --        $    --

Effect of Reverse
Merger October 9, 2006        --      --     100,000     10     2,321,586,590     $232,149   (50,508)   (1,261,552)  (1,079,901)

Effect of Reverse
Split November 27, 2006       --      --      --        --     (2,312,301,125)    (231,230)   231,230      --              --

Conversion of Series 2
Preferred Stock
December 29, 2006             --      --      21,750      2         20,000,000       $2,000    (1,998)      --              --

       Net loss               --      --      --        --             --            --           --       310,365      310,365
                         -------------------------------------------------------------------------------------------------------
                              --      --     78,250       8         29,286,465       $2,929   $178,724    $(951,187)  $(769,536)
                         =======================================================================================================


            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


       GS CARBON CORPORATION AND SUBSIDIARIES, A DEVELOPMENT STAGE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
    FOR THE PERIOD SINCE INCEPTION JANUARY 14, 2006 THROUGH DECEMBER 31, 2006





CASH FLOWS FROM OPERATING ACTIVITIES:
Net  income ............................................   $   310,365
Adjustments to reconcile net loss to net cash used in
  operating activities:

     Depreciation and amortization .....................        36,063
     Forgiveness of the registration rights penalty ....      (480,290)
     Unrealized gain on derivative instruments .........      (889,010)
     Amortization of debt discount .....................       101,028
     Change in assets and liabilities:
         Security deposits .............................        (7,548)
         Accounts payable ..............................       287,432
         Accrued expenses ..............................        96,633
                                                           -----------
             Net cash used in operating activities .....      (545,327)
                                                           -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of machinery and equipment ...............      (156,977)
     Acquisition of technology license .................      (261,328)
                                                           -----------
         Cash used in investing activities .............      (418,305)
                                                           -----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Advances from related parties, net ................       963,820
                                                           -----------

Cash at end of period ..................................   $       188
                                                           ===========

SUPPLEMENTAL STATEMENT OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Issuance of GS Carbon trading, Inc. shares
  in exchange for the transfer of holdings in
  cost and equity method investments ...................   $   107,134

DirectView, Inc. net liabilities assumed October 9, 2006   $ 3,318,732


                   The accompanying notes are an integral part
                              of these statements.


Note 1    DESCRIPTION OF BUSINESS

BASIS OF PRESENTATION, ORGANIZATION AND OTHER MATTERS

On October 9, 2006, DirectView, Inc. ("Directview"), acquired all of the outstanding capital stock of GS Carbon Trading, Inc. GS Carbon Trading became a wholly owned subsidiary of DirectView. The business of GS Carbon Trading, Inc. is the only business of DirectView after the acquisition.

DirectView completed its Subsidiary Stock Purchase Agreement between the DirectView and DirectView Holdings, Inc. ("DR Holdings") pursuant to the Share Purchase Agreement with GS Energy Corporation ("GS Energy") immediately prior to the acquisition of GS Carbon Trading, Inc. DR Holdings agreed to accept and assume all the outstanding capital stock of the DirectView's subsidiaries together with all of the liabilities and obligations of the DirectView's subsidiaries arising prior to the closing of the Share Purchase Agreement with GS Energy.

DirectView, Inc. was originally incorporated under the laws of the Commonwealth of Massachusetts on June 12, 1989 with the name "Boston & Pacific Company Inc." On May 5, 2003, DirectView changed its domicile from the Commonwealth of Massachusetts to the State of Nevada and changed its name to DirectView, Inc. DirectView was a full-service provider of teleconferencing services to businesses and organizations.

GS Carbon Trading, Inc. was incorporated under the State of Delaware with on August 30, 2006. GS Carbon Trading, Inc. was a development stage company that owned two cost method investments and one equity method investment.

The Company accounted for the acquisition of GS Carbon Trading, Inc. by the Company on October 9, 2006 as a recapitalization. The recapitalization was the merger of a private operating company (GS Carbon Trading, Inc.) into a non-operating public shell corporation (DirectView) with nominal net assets and as such is treated as a capital transaction, rather than a business combination. As a result no Goodwill is recorded. The transaction is the equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation. The pre acquisition financial statements of GS Carbon
Trading, Inc. are treated as the historical financial statements of the consolidated companies.

On October 23, 2006 GS Carbon acquired General Ultrasonics from its parent Greenshift Corporation for the assumption of the liabilities and General Ultrasonics' ongoing cash needs. The acquisition was treated as a common control acquisition under the provisions of Appendix D of SFAS No. 141, Business Combinations.

Effective on November 27, 2006, DirectView, Inc., a Nevada corporation, reincorporated in the State of Delaware by merging with and into GS Carbon Trading, Inc., who changed there name to GS Carbon Corporation, a Delaware corporation which was a wholly owned subsidiary of DirectView. As a result of the merger, GS Carbon Corporation is the surviving corporation; the name of the surviving corporation is GS Carbon Corporation; and the Certificate of
Incorporation and Bylaws of GS Carbon Corporation (the "Company") are the Certificate of Incorporation and Bylaws of the surviving corporation.

The Merger Agreement provided that each two hundred and fifty (250) shares of common stock, $.0001 par value, of DirectView outstanding prior to the merger would be converted into one (1) share of common stock, $.0001 par value, of GS Carbon Corporation. Each share of preferred stock, $.001 par value, of each series of DirectView outstanding prior to the merger was converted into one share of preferred stock of the comparable series of GS Carbon Corporation. No other changes were effected with respect to the registrant or its capitalization.

Development Stage Company

The Company is a development stage company that was founded to facilitate decarbonization in ways that cost-effectively capitalize on the evolving carbon markets. GS Carbon's ambition is to affect reductions in the carbon intensity of energy consumption by investing in carbon trading, developing and commercializing advanced new decarbonization technologies, and by developing and owning renewable energy production assets. Since its formation the Company has not realized any revenues from its planned operations. The Company's primary activities since incorporation have been conducting research and development, performing business and strategic and financial planning.

Going Concern

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2006, the Company has no established source of revenues and has accumulated losses of $957,187 since its commencement. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company's ability to obtain additional funding will determine its ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on the Company's financial performance, results of operations and stock price and require the Company to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of the Company's common stock, and debt financing, if available, may involve restrictive covenants, and may require the Company to relinquish valuable rights.

Note 2   - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, General Ultrasonics. All significant inter-company transactions and balances have been eliminated in consolidation.

Concentration of Credit Risk

The Company maintains cash balances at various financial institutions. At various times throughout the years, the Company's cash balances exceeded FDIC insurance limits

Property and Equipment

Property and equipment is recorded at cost and depreciated over their estimated useful lives using the straight-line method for financial statement purposes. Estimated useful lives in years for depreciation are 5 to 12 years for property and equipment. Additions, betterments and replacements are capitalized, while expenditures for repairs and maintenance are charged to operations when incurred. As units of property are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income.

Technology License

Costs associated with the Company's technology license are capitalized and amortized over their useful life of ten years using the straight line method.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Derivative Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, "require all derivatives to be recorded on the balance sheet at fair value. The embedded derivatives are separately valued and accounted for on our balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Black Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management's judgment and may impact net income.

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts payable and due to related parties. Management believes the estimated fair value of cash and accounts payable at December 31, 2006 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments. Fair value of due to related parties cannot be determined due to lack of similar instruments available to the Company.

Net Loss per Common Share

In accordance with SFAS No. 128,"Earnings Per Share," Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had 1,652,000 warrants outstanding at December 31, 2006. The inclusion of the warrants have an anti-dilutive effect on diluted loss per share because under the treasury stock method the average market price of the Company's common stock was less than the exercise prices of the warrants.

Equity and Cost Method Investments

The Company uses the equity method of accounting for investments in equity securities in which it has more than a 20% interest, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for investments in equity securities in which it has a less than 20% equity interest and virtually no influence over the investee's operations.

Income Taxes

Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2006, the Company had a full valuation allowance against its deferred tax assets.

Recent accounting pronouncements

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies the principal that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 if effective for the Company on January 1, 2008. The Company is in the process of evaluating SFAS 157 but does not believe it will have a significant effect on its financial position or results of operation.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective, however, the amendment to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available for sale or trading securities. SFAS 159 is elective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. SFAS 159 was recently issued and the Company is currently assessing the financial impact the statement will have on our financial statements.


Note 3   - Property and Equipment:

Property and equipment consists of the following at December 31, 2006:

Machinery and equipment                     $156,977

Less: Accumulated depreciation                 9,930
                                            --------

Property and equipment, net                 $147,047
                                            ========

Depreciation expense related to property and equipment was $9,930 for the year ended December 31, 2006.

Note 4 - Technology License

On January 14, 2006, General Ultrasonics Corporation acquired 70% of H2 Energy Solutions, Inc. H2 Energy owned the rights to certain patented ultrasonics technologies used in the reformation of synthetic fuels. The purchase price of $261,328 was paid $50,000 in cash and current liabilities of 4211,328 were assumed. H2 Energy subsequently ceased operations. The technology is under development by General Ultrasonics and the entire purchase price of $261,328 was assigned to technology license. The technology use agreement between H2 energy and the technology owner is for a term of ten years and requires certain minimum royalties for the Company to maintain its exclusive use.

Technology license                          261,328
Less: Accumulated amortization               26,133
                                    ---------------
Technology license, net                     235,195

Amortization expense related to the technology license was $261,133 for the period August 30, 2006. The estimated aggregate amortization expense for the next five years is estimated to be approximately $26,000 for each year.

Note 5   - Stockholders' Equity

On November 27, 2006, as a result of the reincorporation merger, the authorized capital stock of the Company was 2,505,000,000 shares of capital stock, consisting of 2,500,000,000 shares of Common Stock, par value $0.0001, 100,000 shares of Series A Preferred Stock, par value $0.0001 per share, 100,000 shares of Series B Preferred Stock and 4,800,000 shares of Preferred Stock, $0.0001 par value.

Note 6   - Series A Preferred Stock

Series A Preferred stockholders have the following characteristics

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the Corporation, holders of shares of Series A Preferred Stock are entitled to receive, out of legally available assets, a liquidation preference of $.01 per share, and no more, before any payment or distribution is made to the holders of the Corporation's Common Stock. But the holders of Preferred Stock will not be entitled to receive the liquidation preference of such shares until the liquidation preference amount of any series or class of the Corporation's stock hereafter issued that ranks senior as to liquidation rights to the Series A Preferred Stock ("Senior Liquidation Stock") has been paid in full. The holders of Preferred Stock of all other series or classes of the Corporation's Preferred Stock hereafter issued that rank on a parity as to liquidation rights with the Series A Preferred Stock are entitled to share ratably, in accordance with the respective preferential amounts payable on such stock, in any distribution (after payment of the liquidation preference of the Senior Liquidation Stock) which is not sufficient to pay in full the aggregate of the amounts payable thereon. After payment in full of the liquidation preference of the shares of Series A Preferred Stock, the holders of such shares will not be entitled to any further participation in any distribution of assets by the Corporation.

On December 29, 2006, GreenShift converted 21,750 shares of Series B Preferred Stock into 20,000,000 shares of common stock.

Voting

The holders of the Series A Preferred Stock shall have twelve (12) votes per share of Series A Preferred Stock, and shall be entitled to vote on any and all matters brought to a vote of stockholders of Common Stock.

Conversion
The holders of the Series A Preferred Stock shall not have conversion rights.

Note 7   - Series B Convertible Preferred Stock

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the Corporation, holders of shares of Series B Preferred Stock shall be entitled to receive in a cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of Company's Common Stock but after payment of distributions payable to Series A Preferred Stock, the sum of $.001 per share, after which the holders of Series B Preferred Stock shall share in the distribution with the holders of the Common Stock on an equal basis, except that in determining the appropriate distribution of available cash among shareholders, each share of Series B Preferred Stock shall be deemed to have converted into the number of the Company's Common Stock into which the holders' Series B Preferred Stock could be converted on the record date for the distribution.

Conversion

Shares of Series B Preferred Stock may, at any time, at the option of the holder, be converted into fully paid and nonassessable shares of Common Stock. If the date of a conversion is on or prior to December 31, 2008, then the number of shares of Common Stock to which a holder of Series B Preferred Stock shall be entitled upon the Conversion shall equal the sum of (a) the product obtained by
(A) multiplying the number of Fully-Diluted Common Shares by four (4), then (B) multiplying the result by a fraction, the numerator of which will be the number of shares of Series B Preferred Stock being converted and the denominator of which will be the number of issued and outstanding shares of Series B Preferred Stock, less (b) the number of shares of Common Stock beneficially owned by the holder prior to the Conversion, including Common Stock issuable on conversion of any convertible securities beneficially owned by the holder. If the Conversion Date is after December 31, 2008, then the number of shares of Common Stock to which a holder of Series B Preferred Stock shall be entitled upon a Conversion shall equal the number to which it would have been entitled if the Conversion occurred on December 31, 2008. The term "Fully-Diluted Common Shares" means the sum of the outstanding Common Stock plus all shares of Common Stock that would be outstanding if all securities that could be converted into Common Stock without additional consideration were converted on the Conversion Date, but shall not include Common Stock issuable on conversion of the Series B Preferred Stock.

Voting

The holders of the Series B Preferred Stock shall have the following voting rights: Each share of Series B Preferred Stock shall entitle the holder thereof, on all matters submitted to a vote of the stockholders of the Corporation, to that number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series B Preferred Stock are convertible on the record date for the stockholder action.

Dividends

In the event that the Company's Board of Directors declares a dividend payable to holders of any class of stock, each holder of shares of Series B Preferred Stock shall be entitled to receive a dividend equal in amount and kind to that payable to the holder of the number of shares of the Company's Common Stock into which that holder's Series B Preferred Stock could be converted on the record date for the dividend.

Note 8   - Convertible Debentures Payable - Long Term

As part of the recapitalization, the Company assumed the long-term convertible debentures of Directview. On December 18, 2006, the Company confirmed the existing agreement with Highgate House Funds, Ltd ("Highgate") and Cornell Partners, LP ("Cornell"), which among other things detailed the Company's acceptance of the Highgate and Cornell debt and agreed to extend the deadlines for registration, filing and effectiveness set forth in the Registration Rights Agreement to April 1, 2007, for filing and June 30, 2007 effectiveness. If the Company does no comply with these deadlines, Highgate and Cornell shall be entitled to all remedies provided to them by the Registration Rights Agreement, including Liquidated Damages without regard to the extensions provided, as if those extensions had not been granted. In addition, Highgate and Cornell agreed to waive the remedies they were entitled to as of December 18, 2006. The history of the debt is outlined below.

On April 1, 2005, DirectView entered into a Securities Purchase Agreement with Highgate, an accredited investor, for the issuance and sale of $1,000,000 of 7% secured convertible debentures in a private transaction exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) and Regulation D of that act. On April 1, 2005, DirectView issued Highgate a $500,000 principal amount 7% secured convertible debenture (the "First Debenture") which was due on April 1, 2006, and in May 2005, DirectView issued Highgate a second $500,000 principal amount 7% secured convertible debenture (the "Second Debenture") which was originally due on May 31, 2006. Other than the different due dates, all other terms and conditions of the debentures were identical. DirectView used the net proceeds from the sale of the debentures for general corporate and working capital purposes.

Interest was payable on the secured convertible debentures, at maturity or conversion, at the rate of 7% per year, compounded monthly. The First and Second Debentures were convertible at the option of holder into shares of DirectView's common stock at an initial conversion price of $0.024 per share, subject to adjustment in the event DirectView issues or sells shares of its common stock or securities exercisable or convertible into shares of its common stock at a price less than the then effective conversion price, other than in certain circumstances as described in the Securities Purchase Agreement. However, the conversion price cannot be lower than $.001 per share.

At the time of signing the Securities Purchase Agreement, DirectView also issued Highgate three-year common stock purchase warrants to purchase 4,000,000 shares of DirectView's common stock at an exercise price of $0.001 per share. The exercise price of the warrants is subject to adjustment in the event DirectView issues or sells shares of its common stock or securities exercisable or convertible into shares of its common stock at a price less than the then effective exercise price, except under certain circumstances as described in the warrant. The exercise price and number of shares issuable upon the exercise of the warrants are also subject to adjustment in the event of stock splits, stock dividends or recapitalizations. These warrants were treated as a discount on the convertible debenture and on April 1, 2005 were valued at $74,841 using the Black-Scholes option-pricing model to be amortized over the debenture term. Additionally, DirectView paid Yorkville Advisors Management LLC, the investment advisor of Highgate, a fee of $100,000, as well as an structuring fee of $10,000 and a due diligence fee and other fees of $15,000. These fees were treated as a discount on the convertible debenture and beginning on April 1, 2005 are being amortized over the debenture term. The discount was fully amortized at the recapitalization date of October 9, 2006.

On March 23, 2006, DirectView entered into a Securities Purchase Agreement (the "Agreement"), with Cornell Capital Partners, LP, ("Cornell"), and Highgate
(Cornell and Highgate collectively, "Buyers"). In connection with this Agreement, Highgate surrendered the First and Second Debentures for conversion into new 10% Secured Convertible Debentures amounting to $1,062,329 (including accrued interest of $62,329) and Cornell purchased additional secured convertible debentures amounting to $150,000 for the total purchase price of $1,212,329 (the "Purchase Price"). The debentures are due on March 23, 2009. In connection with the Agreement, DirectView paid Yorkville Advisors LLC a fee equal to $15,000 and a structuring fee to Yorkville Advisors LLC of $5,000 from the proceeds of the Closing. Accordingly, DirectView received net proceeds of $130,000. These fees were treated as a discount on the convertible debenture and beginning on April 1, 2006 are being amortized over the debenture term.

Each of the 10% Secured Convertible Debentures provides for interest in the amount of 10% per annum and are convertible at the lesser of $0.015 or 85% of the lowest closing bid price of DirectView's common stock during the 10 trading days immediately preceding the conversion date.

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

In connection with this Agreement, the Company issued to the Buyer warrants to purchase 1,636,000 (Stock split adjusted) shares of the Company's Common Stock (the "Warrants") in such amounts as set forth on below.

                                             Exercise price
 Number of warrants                            per share
 -------------------------------------       --------------
   400,000                                          $2.50
   660,000                                          $0.875
   576,000                                          $1.00
 ----------------------------------------
 1,636,000
 ========================================

In order to secure its obligations under the secured convertible debenture and related documents, the Company has granted the debenture holders a security interest in all of its assets and property, and the Company has pledged 1,000,000 shares of its common stock. A certificate representing the pledged shares together with a stock power has been deposited in escrow with a third party. If the Company should default under the Securities Purchase Agreement, 10% convertible secured debentures or the related transactional documents, Highgate is entitled to voting, dividend and other rights over these pledged shares, and may take possession of and sell the pledged shares to satisfy the Company's obligations to the debenture holders. A foreclosure by Highgate of the pledged shares could result in a change of control of the Company. Upon the satisfaction or conversion of the secured convertible debentures, the pledged shares will be returned to the Company for cancellation and return to its treasury.

Under the terms of the Securities Purchase Agreement, secured convertible debentures and warrants, no conversion of the debentures or exercise of the warrants may occur if a conversion or exercise would result in Highgate and any of its affiliates beneficially owning more than 4.99% of the Company's outstanding common shares following such conversion or exercise. Highgate may waive this provision upon 65 days prior notice to the Company.

The Company had agreed to file a registration statement covering the shares of common stock underlying the securities issued no later than April 25, 2006. If the Company did not meet the scheduled filing and effectiveness dates, it agreed to pay liquidated damages of 2% per 30-day period following the scheduled filing and effective date for the registration statement which, at the option of the investors, either in cash or common stock of the Company. DirectView's previous registration statement was withdrawn earlier in March 2006. DirectView did not file the registration statement and liquidated damages began to accrue on such date based on the original agreement. Accordingly, in connection with registration rights, the DirectView accrued estimated registration rights penalties of $480,290, which were assumed by the Company upon the recapitalization. As part of the December 18, 2006 agreement, the Company agreed to extend the deadlines for registration, filing and effectiveness set forth in the Registration Rights Agreement to April 1, 2007, for filing and June 30, 2007 effectiveness. In addition, Highgate and Cornell agreed to waive the remedies they were entitled to as of December 18, 2006. The Company recorded waiver of the registration rights penalty of $480,290 through the Statement of Income for the year ended December 31, 2006.

The Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives and freestanding warrants meet the criteria of SFAS 133 and EITF 00-19, and should be accounted for as separate derivatives with a corresponding value recorded as liability. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the debentures. Such discount will be accreted from the date of issuance to the maturity date of the debentures. The change in the fair value of the liability for derivative contracts will be credited to other income/ (expense) in the consolidated statements of operations. The $1,212,329 face amount of the debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in this debenture resulted in an initial debt discount of $1,192,329 and an initial loss on the valuation of derivative liabilities of $262,219. At December 31, 2006, the Company revalued this derivative liability. For the year ended December 31, 2006 the Company recorded a gain on valuation of derivative liability of $890,010.

As a result of the Company's meeting the requirements of SFAS 133, all of the Company's previously issued and outstanding instruments, which included 4,000,000 warrants exercisable at $.001 per share, have been classified as derivative liabilities. The aggregate of 413,000,000 warrants, which expire five years after issuance, were assigned an initial value of $1,597,189. At December 31, 2006, the Company revalued this warrants liability at $198,193 using the Black-Scholes valuation model. For the year ended December 31, 2006 the Company recorded an unrealized gain on derivative instruments of $1,032,137.

The amount allocated as a discount on the debenture for the value of the warrants and conversion option will be amortized to interest expense, using the effective interest method, over the term of the debenture. At the valuation date of December 31, 2006, the following assumptions were applied to all convertible debt and warrants:

                                                                          December 31, 2006
                                                                        -------------------
Market Price: .........................................................   $      0.12
Exercise prices .......................................................   $0.25 to $25.08
Term ..................................................................   1.25 - 4.25 years
Volatility: ...........................................................           432%
Risk-free interest rate: ..............................................          4.70%


The convertible debenture liability is as follows at December 31, 2006:

Convertible debentures payable ........................................   $ 1,212,329
Less: unamortized discount on debentures ..............................      (900,826)


Convertible debentures, net - Long term ...............................   $   311,503
                                                                          ===========

Note 9   - Due to Related Parties

Due to related parties consists of the following at December 31, 2006:

Greenshift Corporation              $506,419
Candent Corporation                  250,000
GS Ethanol Technologies, Inc.        207,671
                                    --------
                                    $963,820
                                    ========

During the period ended December 31, 2006, the Company recorded $9,178 of interest expense for amounts due to GreenShift Corporation. This amount remains outstanding at December 31, 2006.

GreenShift Corporation is the Company's parent. GS Ethanol Technologies, Inc. is a subsidiary of GreenShift, and the former president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock of Candent is held in trust for the benefit of its former president. All amounts are non-interest bearing.

Note 10 - Income Taxes

The deferred tax asset of $399,262 at December 31, 2006 arises from temporary differences due to the current year net operating loss. The Company has assessed the evidence of its forecasted future year operations against the potential likelihood of the realization of the deferred tax assets to make the determination that $399,262 of deferred tax assets at December 31, 2006 will not be realized.

The Company has net operating loss carryforward for federal income tax purposes of approximately $951,000, which is available to reduce future income taxes. If not used, the carryforward expires in 2026.

The reconciliation of income tax attributable to income before income taxes computed at the U.S. federal statutory rate (34%) to income tax expense is as follows:

Expected tax at US Statutory rate                              $       126,530
State and local taxes - net of federal income tax effect                22,139
Permanent items                                                       (548,120)
Valuation allowance                                                   (399,262)
                                                                  -------------
                                                                  $        --
                                                                  =============


Note 11 - Commitments

During the year ended December 31, 2006, the Company's wholly owned subsidiary General Ultrasonics entered into a three-year lease agreement for office space in New Jersey, which will terminate in February 2009. Rent expense was $37,740 for the year ended December 31, 2006. The Company has a security deposit of $7,548 at December 31, 2006 related to the lease.

Approximate future minimum lease payments under operating leases as of December 31, 2006 are as follows:

                 Year Ending
                December 31,

                    2007   $        45,000
                    2007            45,000
                    2008            7,500
                           $        97,500
Note 12  - Subsequent Events

TECHNOLOGY ACQUISITION

On February 26, 2007, a newly formed Company subsidiary called General Carbonics Corporation ("GCC"), which company acquired patent-pending technologies involving carbon aerogel composites (United States Patent Application Nos. 10/327,300, 10/695,214, 10/800,993, 10/840,544, and 10/198,095) (the "GCC
Technologies") and several executory contracts pertaining to the GCC Technologies in return for about $190,000 in cash and the assumption by GCC of the performance obligations under the executory contracts. Among these contracts is a contract with United Technologies Corporation for work to be performed in cooperation with the U.S. Department of Energy.

Applications of carbon aerogel supported catalysts are include hydrogen powered stationary and mobile PEM fuel cells, direct methanol fuel cells for portable electronic devices such as laptop computers and cell phones, and applications for other metal oxide aerogel supported catalysts include catalytic converters for gasoline and diesel powered vehicles and other internal combustion engines. Aerogels are solid-state substances similar to gels but where the liquid phase is replaced with gas. Aerogels have a highly dendritic tree-like structure and rank among the world's lowest density solids. They have a remarkably high surface area and are very porous and light. Their microstructure and physical properties can be manipulated at the nanometer scale by selection of raw material and modification of manufacturing conditions. Aerogel products can be engineered to exhibit desired thermal, acoustic, mechanical and/or chemical properties. Aerogel materials can be produced as monoliths, thin-films, powders, or micro-spheres to respond to given application requirements.

EMPLOYMENT AGREEMENT

In February 2007 the Company entered into a three-year employment agreement with the President of its newly formed wholly owned subsidiary. The annual salary stipulated in the agreement is $125,000 but could increase to $150,000 based on the subsidiary's achievement of pre-tax operating profits for two consecutive calendar quarters.

In April 2007, the company entered into an amended employment with the Chief Science Officer of General Ultrasonics. The agreement is for a term of five years calls for an annual salary of 4150,000, a minimum annual bonus of
$250,000, and requires the Company to Issue Series B Preferred Stock corresponding to 5% of the Company's fully diluted capital stock to the Chief Science Officer.

CONVERTIBLE DEBENTURES

On February 26, 2007, the Company entered into a Securities Purchase Agreement (the "February 2007 CCP Agreement"), with Cornell Capital Partners, LP., ("Cornell"). In connection with the February 2007 CCP Agreement, Cornell purchased secured convertible debentures amounting to $1,125,000 due on February 26, 2009.

In connection with the February 2007 CCP Agreement, the Company paid Yorkville Advisors, LLP a fee equal to $15,000 and a structuring fee of $5,000 from the proceeds of the closing. Accordingly, the Company received net proceeds of $1,000,000. These fees were treated as a discount on the February 2007 CCP
Agreement and beginning on February 27, 2007 are being amortized over the February 2007 CCP Agreement term. The February 2007 CCP Agreement provides for interest in the amount of 10% per annum and conversion rights at the lesser of $0.05 or 85% of the lowest closing bid price of the Company's common stock during the 10 trading days immediately preceding the conversion date. In connection with the February 2007 CCP Agreement, the Company issued to the Cornell warrants to purchase 50,000,000 shares of the Company's common stock.

The Company used $900,000 of the proceeds from the Cornell Debenture to repay loans payable to GreenShift Corporation and GS Ethanol Technologies.

Note 13 -      Contingent Liability

A subsidiary of GS Carbon that was spun-off from GS Carbon in 2006 issued debt instruments in the principal amount of $498,074 several years ago. We recently were presented with evidence that GS Carbon may be liable for payment of the debts. Management is actively investigating the facts and circumstances with respect to the debts, and is not able to determine at this time if GS Carbon has liability for the debts.

The Company's  General  Ultrasonics  subsidiary is party to the matter  entitled
LeBlanc v. Tomoiu, et. al., which action was filed in the Superior Court of Connecticut. The verified complaint, which also names GreenShift Corporation and certain of its affiliates, seeks damages relating to the acquisition by General Ultrasonics of the stock of H2 Energy Solutions, Inc. from substantially all of its shareholders, as well as attorney's fees and costs. General Ultrasonics has responded to the verified complaint and denies any liability.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.          CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial and accounting officer have participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

There were no significant changes, including any corrective actions with regard to significant deficiencies and material weaknesses, in our internal controls or in other factors that could significantly affect internal controls since the date of the most recent evaluation of these controls by the Company's chief executive officer and chief financial officer.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Name                          Age   Position
--------------------------------------------------------------------------------
Kevin Kreisler               34    Chairman, Chief Executive Officer

Mr. Kreisler is the founder of GreenShift. Mr. Kreisler is currently the Chairman of the Board and Chief Executive Officer of GreenShift Corporation, and he serves as Chairman of the Board and Chief Executive Officer of several of GreenShift's companies. Previously, Mr. Kreisler worked at GreenShift's GS CleanTech Corporation, where he served as vice-president from 1998 to 2000, president from 2000 to 2002, and chief executive officer from 2002 to February 2005. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D.,
1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

NOMINATING AND AUDIT COMMITTEE

The Board of Directors does not have an audit committee or a nominating committee, due to the small size of the Board. The Board also does not have an audit committee financial expert, again due to the small size of the Board.

CODE OF ETHICS

The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because there are only two members of management.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2006, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with.

ITEM 10.          EXECUTIVE COMPENSATION

The following table sets forth compensation information for the Company's executive officers during the years indicated as relevant. As of December 31, 2006, no executive officer held shares of exercisable options for the Company's common stock.

Name and Principal Position                 Annual Compensation              Long-term Compensation        All Other
                                                                                                        Compensation
---------------------------------------------------------------------------------------------------------------------
                  Year Salary Bonus Other Securities Underlying
                                                                            Options Granted (shares)
---------------------------------------------------------------------------------------------------------------------
Kevin Kreisler                        2006  $      --  $      --  $      --                        --  $           --
Chairman and Chief Executive Officer  2005         --         --         --                        --              --
                                      2004         --         --         --                        --              --

Option Grants in Last Fiscal Year to Named Executive Officers. The named executive officers of the Company do not hold any option to purchase shares of the Company's common stock.

EMPLOYMENT AGREEMENTS

The Company's relationships with its officers are on an at-will basis.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for out-of-pocket expenses incurred on our behalf, but receive no additional compensation for service as directors.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the "beneficial ownership" of the Company's common stock as of April 16, 2007 by each of the Company's directors and executive officers, all current directors and executive officers as a group, and persons or groups owning more than 5% of the outstanding Common Stock. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. On April 16 2007 there were 403,639,925 shares of the Company's common stock issued and outstanding as well as 100,000 shares of Series B Preferred Stock convertible into about 1,625,000,000 common shares. The following table sets forth the number of the Company's shares beneficially owned by each person who, as of the closing, will own beneficially more than 5% of either class of the Company's voting stock, as well as the ownership of such shares by each director of the Company and the shares beneficially owned by the new directors as a group.

Name and Address of Beneficial Owner          Amount and Nature of Beneficial Ownership  Percent and Class of Stock
--------------------------------------------------------------------------------------------------------------------
Kevin Kreisler (1)                                               322,234,884             80% Common Stock
                                                                     100,000             100% Series B Preferred

1. Except for 1,700,000 shares of Company common stock held directly by Kevin Kreisler, all shares are held directly by GreenShift Corporation, an affiliate of Kevin Kreisler that is majority controlled by Viridis Capital, LLC, an affiliate of Kevin Kreisler

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During October 2006, the Company acquired a 10% in Sterling Planet, Inc. ("Sterling"), a 10% stake in TerraPass, Inc. ("TerraPass"), a 30% stake in Air Cycle Corporation ("Air Cycle"), a 70% stake in General Ultrasonics Corporation ("GUC") from related parties in a series of transactions in return for 7,200,000 shares of the Company's common stock and 100,000 shares of the Company's Series B preferred stock.. These entities were purchased from GreenShift Corporation ("GreenShift") and its affiliates. On October 13, 2006, GreenShift surrendered 1,200,000 shares of the Company's common stock to the Company for cancellation. As a result of these transactions, and as of December 31, 2006, GreenShift held 6,000,000 shares of the Company's common stock and 100,000 shares of the Company's Series B preferred stock. The Company's Series B preferred stock includes conversion adjustment provisions that, until December 31, 2008, automatically adjust the conversion and voting rate of the Series B preferred stock to be and remain at all times equal to 80% of the fully-diluted issued and outstanding capital stock of the Company when taken with any Company common stock then-held by GreenShift at the time of any such conversion. GreenShift is majority owned by Viridis Capital, LLC, which company is wholly owned by the Company's chairman and chief executive officer.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8K

Index to Exhibits

Exhibit Number             Description

3.1 Certificate of Incorporation of GS Carbon Corporation - filed as an Exhibit to the Company's Registration Statement on Form 8-A filed on December 7, 2006, and incorporated herein by reference.

3.2 By-Laws of GS Carbon Corporation - filed as an Exhibit to the Company's Registration Statement on form 8-A on December 7, 2006, and incorporated herein by reference.

10.1 Agreement and Plan of Merger dated November 22, 2006 - filed as an Exhibit to the Company's Current Report on Form 8K Filed on December 7, 2006, and incorporated by reference.

31.1 Certification    of   Chief    Executive    Officer    pursuant   to   Rule
     13a-14(a)/15d-14(a),   as  adopted   pursuant   to   Section   302  of  the
     Sarbanes-Oxley Act of 2002.

31.2 Certification  of Chief Financial and Accounting  Officer  pursuant to Rule
     13a-14(a)/15d-14(a),   as  adopted   pursuant   to   Section   302  of  the
     Sarbanes-Oxley Act of 2002.

32.1 Certification  of Chief  Executive  Officer  and  Chief  Financial  Officer
     pursuant  to  18  U.S.C.   Section  1350,   as  adopted   pursuant  to  the
     Sarbanes-Oxley Act of 2002.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

Rosenberg Rich Baker Berman & Co. was retained by the Company as its independent accountant on April 6, 2007. Prior to that date, Rosenberg Rich Baker Berman & Co. had not performed any services for the Company or its subsidiaries.

Audit Fees

Rosenberg  Rich  Baker  Berman  &  Co.,   billed  $30,000  to  the  Company  for
professional services rendered for the audit of our 2006 financial statements.

Audit-Related Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in 2006 for assurance and related services that are reasonably related to the performance of the 2006 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in 2006 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in 2006 for services not described above. It is the policy of the Company's Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services described above were approved by the Audit Committee.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

GS CARBON CORPORATION

By:             /S/      KEVIN KREISLER
                -----------------------
                         KEVIN KREISLER
                         Chairman and Chief Executive Officer
Date:                    April 17, 2007


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.