Form 10QSB
period 2007-03-31
GS CARBON CORP
filed 2007-05-22
CIK 884380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2007

                          COMMISSION FILE NO.: 0-52356


                              GS CARBON CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                            20-5996486
--------------------------------------------------------------------------------
(State of other jurisdiction of                              (IRS Employer
incorporation or organization                                Identification No.)


One Penn Plaza, Suite 1612, New York, N.Y.                                10119
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No X


The  number  of  outstanding  shares  of  common  stock as of May 21,  2007 was:
421,577,063

Transitional Small Business Disclosure Format:  Yes         No  X .
                                                    -----      ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

       GS CARBON CORPORATION AND SUBSIDIARIES, A DEVELOPMENT STAGE COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                              AS OF MARCH 31, 2007

ASSETS

Current assets:
     Cash .....................................................    $    58,887

Property and equipment, net ....................................        140,953

Other Assets:
     Investments - at cost .....................................      1,935,763
     Investments - equity method ...............................        303,078
     Security deposits .........................................          7,548
     Due from related party (Note 6) ...........................        368,566
     Deferred financing costs (Note 5) .........................        119,792
     Technology licenses, net (Note 4) .........................        418,494
                                                                    -----------
         Total other assets ....................................      3,153,241
                                                                    -----------

TOTAL ASSETS ...................................................    $ 3,353,081
                                                                    ===========



LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
     Accounts payable ..........................................    $   300,585
     Accrued expenses ..........................................        175,899
Derivative liability - convertible debentures (Note 5) .........      2,613,354
     Derivative liability - warrants (Note 5) ..................      1,990,396
                                                                    -----------

         Total current liabilities .............................      5,080,234

     Convertible debentures payable, net - long term (Note 5) ..        566,093
     Investments payable (Note 4) ..............................        191,427
     Due to related parties ....................................        740,417
                                                                    -----------


TOTAL LIABILITIES ..............................................      6,568,171

Commitments (Note 11) ..........................................           --



STOCKHOLDERS' DEFICIENCY

Series A voting preferred stock ($.0001 par value; 100,000
  shares authorized; no shares issued and outstanding) .........           --

Series B voting preferred stock ($.0001 par value; 100,000
  shares authorized; 78,250 shares issued and outstanding) .....              7

Common stock, $0.0001 par value, 2,500,000,000 authorized;
  179,264,850 issued and outstanding ...........................         17,927
Additional paid-in capital .....................................      2,262,189
Deficit accumulated during the development stage ...............     (5,495,213)
                                                                    -----------
Total stockholders' deficiency .................................     (3,215,090)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY .................    $ 3,353,081
                                                                    ===========


       The notes to the consolidated condensed financial statements are an integral part of these statements.



       GS CARBON CORPORATION AND SUBSIDIARIES, A DEVELOPMENT STAGECOMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
          THE PERIOD OF INCEPTION (JANUARY 14, 2006) TO MARCH 31, 2007


                                                                     Period of         Period of
                                                                     Inception         Inception
                                                     Three Months   (Jan. 14, 2006) (Jan. 14, 2006)
                                                        Ended            to                 to
                                                   March 31, 2007   March 31, 2006   March 31, 2007
-------------------------------------------------------------------------------------------------
Selling, general and administrative expenses ......   $    356,929    $     38,147    $  1,245,770
Share based compensation ..........................      1,810,654            --         1,810,654
                                                      ------------    ------------    ------------

Operating loss ....................................     (2,167,583)        (38,147)     (3,056,424)

Other income (expense):
     Forgiveness of the registration rights penalty           --              --           480,290
     Unrealized gain on derivative instruments ....     (1,976,127)           --        (1,086,117)
     Interest expense .............................       (411,394)         (4,090)       (582,488)
     Interest income ..............................         11,078            --            11,078
                                                      ------------    ------------    ------------

Net loss   ........................................   $ (4,544,026    $    (42,237)   $ (4,233,661)
                                                      ============    ============    ============

Basic and diluted income per share ................   $      (0.06)   $     (42.24)   $       --
                                                                                      ============

Weighted average of shares of common stock
  outstanding, basic and diluted ..................     75,211,131           1,000            --
                                                      ============    ============    ============

























  The notes to the consolidated condensed financial statements are an integral part of these statements.



       GS CARBON CORPORATION AND SUBSIDIARIES, A DEVELOPMENT STATE COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
          THE PERIOD OF INCEPTION (JANUARY 14, 2006) TO MARCH 31, 2007



                                                                             Period of       Period of
                                                                             Inception       Inception
                                                            Three Months   (Jan. 14, 2006) (Jan. 14, 2006)
                                                                 Ended           to              to
                                                            March 31, 2007  March 31, 2006  March 31, 2007
---------------------------------------------------------------------------------------------------------
Net cash used in operating activities ...................   $  (333,352)   $  (108,900)   $  (878,679)
Cash flows from investing activities:
     Purchase of machinery and equipment ................          --             --         (156,977)
     Acquisition of technology license ..................          --          (50,000)      (261,328)
                                                            -----------    -----------    -----------
         Cash used in investing activities ..............          --          (50,000)      (418,305)
                                                            -----------    -----------    -----------


Cash flows from financing activities:
     Proceeds from convertible debt .....................     1,000,000           --        1,000,000
     Advances from/(payments to) related parties, net ...      (607,949)       349,437        355,871
                                                             -----------    -----------    -----------
         Cash provided by financing activities ..........       392,051        349,437      1,355,871

Net increase in cash ....................................        58,699        190,537         58,887
Cash at beginning of the period .........................           188           --             --
                                                            -----------    -----------    -----------
Cash at end of the period ...............................   $    58,887    $   190,537    $    58,887
                                                            ===========    ===========    ===========


Supplemental Schedule of non-Cash Investing and Financing Activities


Issuance of GS Carbon Trading, inc. shares
     in exchange for the transfer of holdings in
     cost and equity method investment ..................   $      --      $      --      $   107,134
                                                            ===========    ===========    ===========

DirectView, inc. net liabilities assumed, October 9, 2006   $      --      $      --      $ 3,318,732
                                                            ===========    ===========    ===========

Acquisition of technology license .......................   $   191,427    $   211,328    $   402,755
                                                            ===========    ===========    ===========
Discount on convertible debt ............................   $   954,603    $      --      $   954,603
                                                            ===========    ===========    ===========

Beneficial conversion on convertible debt ...............   $   221,208    $      --      $   221,208
                                                            ===========    ===========    ===========













  The notes to the consolidated condensed financial statements are an integral part of these statements.

Note 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

Note 2 - DESCRIPTION OF BUSINESS

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

Effective on November 27, 2006, DirectView, Inc., a Nevada corporation, reincorporated in the State of Delaware by merging with and into GS Carbon Trading, Inc., who changed its name to GS Carbon Corporation, a Delaware corporation which was a wholly owned subsidiary of DirectView. As a result of the merger, GS Carbon Corporation is the surviving corporation; the name of the surviving corporation is GS Carbon Corporation; and the Certificate of
Incorporation and Bylaws of GS Carbon Corporation (the "Company") are the Certificate of Incorporation and Bylaws of the surviving corporation.

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

On February 26, 2007, the Company formed new subsidiary called General Carbonics Corporation ("GCC").

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

Going Concern

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2007, the Company has no established source of revenues and has accumulated losses of $4,233,661 since its commencement. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Note 3   - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Technology License

Costs associated with the Company's technology licenses are capitalized and amortized over their useful lives of ten years using the straight-line method.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, General Ultrasonics and General Carbonics Corporation. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

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

Net Loss per Common Share

In accordance with SFAS No. 128,"Earnings Per Share," Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had 51,652,000 warrants outstanding at March 31, 2007. The inclusion of the warrants and any shares to be issued upon conversion have an anti-dilutive effect on diluted loss per share because the Company incurred a loss from continuing operations for the three month period ended March 31, 2007 and the period of inception (January 14, 2006) to March 31, 2006.

The following table sets forth the computation of basic and diluted loss per share:


                                                        March 31,
                                                    2007            2006
-------------------------------------------------------------------------------
                                               (Unaudited)      (Unaudited)
Numerator:
Net loss - basic and diluted .............   $ (4,544,026)    $   (42,237)
                                                                 ---------

Denominator:
Weighted average shares - basic ..........      75,211,131         1,000
                                              ------------       ---------

Effect of dilutive stock warrants and
  convertible preferred stock and debt ...           --               --
                                              ------------       ---------
Denominator for diluted earnings per share      75,211,131         1,000
                                              ------------       ---------

Loss per share
Basic ....................................    $     (0.06)    $     (42.24)
                                              -----------        ---------

Diluted ..................................    $    (0.06)     $     (42.24)
                                               =========         =========

Recent Accounting Pronouncements

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

Note 4 - TECHNOLOGY LICENSES

On January 14, 2006, General Ultrasonics Corporation acquired 70% of H2 Energy Solutions, Inc. H2 Energy owned the rights to certain patented ultrasonics technologies used in the reformation of synthetic fuels. The purchase price of $261,328 was paid $50,000 in cash and current liabilities of $211,328 were assumed. H2 Energy subsequently ceased operations. The technology is under development by General Ultrasonics and the entire purchase price of $261,328 was assigned to technology license. The technology use agreement between H2 energy and the technology owner is for a term of ten years and requires certain minimum royalties for the Company to maintain its exclusive use.

On February 26, 2007, GCC acquired patent-pending technologies involving carbon aerogel composites (United States Patent Application Nos. 10/327,300, 10/695,214, 10/800,993, 10/840,544, and 10/198,095) (the "GCC Technologies") and
several executory contracts pertaining to the GCC Technologies in return for $191,427 and preferred stock convertible into five percent of the fully diluted capital stock of the Company. Among these contracts is a contract with United Technologies Corporation for work to be performed in cooperation with the U.S. Department of Energy. As of March 31, 2007, the 4191,427 is classified as an investment payable and the preferred stock has not been issued.

Technology licenses consist of the following at March 31, 2007:


Technology licenses                            $452,755
Less: Accumulated amortization                   34,261
                                               --------
Technology licenses, net                       $418,494
                                               ========

Amortization expense related to the technology license was $8,128, $4,355 and and $6,533 for the three months ended March 31, 2007, 2006 and the period of inception (January 14, 2006) to March 31, 2007, respectively. The estimated aggregate amortization expense for the next five years is estimated to be approximately $45,000 for each year.

Note 5   - CONVERTIBLE DEBENTURES PAYABLE - LONG TERM

On March 23, 2006, DirectView entered into a Securities Purchase Agreement (the "Agreement"), with Cornell Capital Partners, LP, ("Cornell"), and Highgate
(Cornell and Highgate collectively, "Buyers"). In connection with this Agreement, Highgate converted old debentures for conversion into new 10% Secured Convertible Debentures amounting to $1,062,329 (including accrued interest of $62,329) and Cornell purchased additional secured convertible debentures amounting to $150,000 for the total purchase price of $1,212,329 (the "Purchase Price"). The debentures are due on March 23, 2009. In connection with the Agreement, DirectView paid Yorkville Advisors LLC a fee equal to $15,000 and a structuring fee to Yorkville Advisors LLC of $5,000 from the proceeds of the Closing. Accordingly, DirectView received net proceeds of $130,000.

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

In connection with this Agreement, the Company issued to the Buyer warrants to purchase 1,636,000 shares of the Company's Common Stock (the "Warrants") in such amounts as set forth on below.

                                             Exercise price
 Number of warrants                            per share
--------------------------------------------------------
   400,000                                          $2.50
   660,000                                          $0.875
   576,000                                          $1.00
---------------------------------------------------------
1,636,000
=========

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

The Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives and freestanding warrants meet the criteria of SFAS 133 and EITF 00-19, and should be accounted for as separate derivatives with a corresponding value recorded as liability. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the debentures. Such discount will be accreted from the date of issuance to the maturity date of the debentures. The change in the fair value of the liability for derivative contracts will be credited to other income/ (expense) in the consolidated statements of operations. The $1,212,329 face amount of the debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in this debenture resulted in an initial debt discount of $1,192,329 and an initial loss on the valuation of derivative liabilities of $262,219. At March 31, 2007 the conversion derivative liability on the Highgate debt calculated using the Black-Scholes model was $2,536,931. For the three months ended March 31, 2007 the unrealized loss on the conversion derivative on the Highgate date was $1,062,104.

As a result of the Company's meeting the requirements of SFAS 133, all of the Company's previously issued and outstanding instruments, which included 4,000,000 warrants exercisable at $.001 per share, have been classified as derivative liabilities. The aggregate of 413,000,000 warrants, which expire five years after issuance, were assigned an initial value of $1,597,189. At March 31, 2007 the warrant derivative liability calculated using the Black-Scholes model was $50,397. For the three months ended March 31, 2007 the unrealized gain on the derivative created by the warrants was $147,797.

On February 26, 2007, the Company entered into a Securities Purchase Agreement (the "February 2007 CCP Agreement"), with Cornell Capital Partners, LP. ("Cornell"). In connection with the February 2007 CCP Agreement, Cornell purchased secured convertible debentures amounting to $1,125,000 due on February 26, 2009.

The February 26, 2007 Cornell debentures provide for interest in the amount of 10% per annum and are convertible at the lesser of $0.05 or 90% of the lowest closing bid price of the Company's common stock during the 30 trading days immediately preceding the conversion date. Cornell will be entitled to convert the February 26, 2007 debenture on the basis of the conversion price into the Company's common stock, provided that Cornell cannot convert into shares that would cause Cornell to own more 4.9% of the Company's outstanding common stock.

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

In connection with the February 2007 CCP Agreement, the Company paid Yorkville Advisors, LLP a fee equal to $100,000 and a structuring fee of $25,000 from the proceeds of the closing. Accordingly, the Company received net proceeds of $1,000,000. These fees were treated as a deferred financing fees and beginning on February 27, 2007 are being amortized over the term of the loan. The Company used $900,000 of the proceeds from the Cornell Debenture to repay loans payable to GreenShift Corporation and GS Ethanol Technologies.

In addition the Company issued to Cornell a warrant to purchase 50,000,000 shares of the Company's common stock at $0.03 a share. The value of the warrant was calculated to be $712,125 at the time of the issuance using the guidance found in APB Opinion 14, "Accounting for Convertible Debt and Debt issued with Detachable Stock Purchase Warrants" and was recorded as a discount. The discount is amortized to interest expense using the effective interest method of amortization. The freestanding warrant met the criteria of SFAS 133 and should be accounted for as a derivative. Therefore the offset to the $712,125 discount on the debt was a derivative liability. At March 31, 2007 the fair value of the warrant derivative liability created by the warrant to purchase 50,000,000 shares of common stock calculated using the Black-Scholes model was $1,940,000. For the three months ended March 31, 2007 the unrealized loss on the derivative instruments created by this warrant was $1,227,875.

The Company determined that the conversion feature of the convertible debenture represents an embedded derivative since the debenture is convertible into a variable number of shares upon conversion. Accordingly, the convertible debenture is not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. Accordingly, on February 27, 2007 the fair value of the embedded derivative of $242,478 calculated using the
Black-Scholes model has been recorded as a liability on the condensed consolidated balance sheet with a corresponding amount recorded as a discount to the debenture. The discount is amortized to interest expense using the effective interest method of amortization. At March 31, 2007 the fair value of the conversion derivative liability created by this debenture calculated using the Black-Scholes model was $76,423. For the three months ended March 31, 2007 the unrealized gain on the derivative instrument created by this debenture was $166,055.

The Company determined that the conversion terms of the convertible debenture created a beneficial conversion at the commitment date. The Company followed the guidance in EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, "Application of Issue No.98-5 to Certain Convertible Instruments", and determined that an interest expense of approximately $221,000 should be recorded based on the beneficial conversion.

The following assumptions were applied to all convertible debt and warrants:

                            February 26,   March 31,
                              2007          2007
--------------------------------------------------------------------------------
Market price ...........   $       0.04   $       0.04
Exercise prices ........   $0.027-$0.03   $0.017- $2.5
Expected volatility ....        186.06%        186.68%
Expected dividends .....           None           None
Expected term (in years)            2-5        1.9-4.9
Risk-free interest rate     4.62%-4.77%    4.54%-4.58%

The convertible debentures liability is as follows at March 31, 2007:

Convertible debentures payable                $2,270,719

Less: unamortized discount on debentures       1,714,626
                                              ----------
 Convertible debentures, net - Long term      $  556,093
                                              ==========


Note 6   - DUE TO/FROM RELATED PARTIES

At March 31, 2007 the Company owed Greenshift Corporation $539,254 and the GreenShift owed the Company $907,820 for a net amount of $368,566.

Due to related parties consists of the following at March 31, 2007:

Candent Corporation                      $466,000
GS Ethanol Technologies, Inc.             219,317
GS Advanced Application                     5,100
Due to officer                             50,000
                                         --------
                                         $740,417
                                         ========

During the three months ended March 31, 2007, the Company recorded $6,802 of interest expense for amounts due to GreenShift Corporation and $11,078 of interest income for amounts due from Greenshift Corporation.

GreenShift Corporation is the Company's parent. GS Ethanol Technologies, Inc. is a subsidiary of GreenShift, and the former president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock of Candent is held in trust for the benefit of its former president. GS Advanced Application is a subsidiary of GS CleanTech Corporation and GS CleanTech is a subsidiary of GreenShift. Amounts due to officer represent amount loaned by the Company's Chairmen and Chief Executive officer. All amounts are non-interest bearing.

Note 7 - INCOME TAXES

The Company currently files an income tax return in the U.S. federal jurisdiction as well as in the State of New York. Tax returns for the year 2006 remain open for examination in various tax jurisdictions in which the Company and its subsidiaries operate or operated.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at March 31, 2007, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of March 31, 2007, no interest related to uncertain tax positions had been accrued.

Note 9 - STOCKHOLDER'S EQUITY

The Company accounts for its share-based employee compensation arrangements under SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

On January 4, 2007 the Company issued 130 shares of common stock to an employee for services provided. The fair value of the award was determined by the closing price of its stock on the issuance date. For the three months ended March 31, 2007 the Company incurred $16 of share based compensation related to these issuance.

On January 16, 2007 the Company issued 6,914,892 shares of common stock to employees for services provided. The fair value of the awards was determined by the closing price of its stock on the issuance date. For the three months ended March 31, 2007 the Company incurred $760,638 of share based compensation related to these issuance.



On February 26, 2007 GreenShift converted its 6,250 shares of the Company' Series B Voting Preferred Stock into its Common Stock for $1.

On March 2, 2007 Cornell Capital converted $52,850 of its convertible debentures into 5,285,000 shares of its Common Stock

On March 21, 2007 Cornell Capital converted $13,760 of its convertible debentures into 1,376,000 shares of its Common Stock

On March 29, 2007 the Company issued 35,000,000 shares of common stock to employees for services provided. The fair value of the awards was determined by the closing price of its stock on the issuance date. For the three months ended March 31, 2007 the Company incurred $1,050,000 of share based compensation related to these issuance.

Note 8 - COMMITMENTS

                              EMPLOYMENT AGREEMENT

In February 2007 the Company entered into a three-year employment agreement with the President of its newly formed wholly owned subsidiary. The annual salary stipulated in the agreement is $125,000 but could increase to $150,000 based on the subsidiary's achievement of pre-tax operating profits for two consecutive calendar quarters. The Company purchased its aerogel technology from GCC's president.

Note 9 - CONTINGENT LIABILITY

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

Note 10 - SUBSEQUENT EVENT

In April 2007, the company entered into an amended employment with the Chief Science Officer of General Ultrasonics. The agreement is for a term of five years calls for an annual salary of $150,000, a minimum annual bonus of $250,000, a signing bonus of $62,500 and requires the Company to Issue Series B Preferred Stock corresponding to 5% of the Company's fully diluted capital stock to the Chief Science Officer.

In April 2007, GreenShift converted 12,500 shares of the company's Series B Preferred Stock into 200,832,521 shares of commong sotck. On May 4, 2007, GCC amended the February 26, 2007 Technology Acquisition Agreement. The amendment provided for the replacement of the GSCR preferred stock with 400,000 share of common stock in General Carbonics Corporation equal to 40% of GCC.

On May 14, 2007, the Company's parent GreenShift Corporation executed an agreement to sell its majority stake in the Company to Seaway Capital, Inc. Seaway Capital, Inc. has agreed to assume up to $500,000 of the Company's legacy debt and GreenShift Corporation will retain the Company's current operating subsidiaries by transferring the stock of the subsidiaries to GS CleanTech Corporation.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

GS Carbon had approximately $58,887 in cash at March 31, 2007 and had current liabilities totaling $5,080,234. These matters raise substantial doubt about GS Carbon's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

The issuance of shares under our agreements with Cornell and Highgate could increase our outstanding shares by over 30%.

While Cornell and Highgate are subject to restrictions on conversion of their respective debentures limiting their ownership to 4.9% of our common stock, upon default the Cornell and Highgate Debentures could be converted into approximately 55,000,000 shares at the market price on March 31, 2007. The issuance of these shares would dilute the interest of our current shareholders by over 30%.

The conversion of our convertible debentures, the exercise of any outstanding warrants and options and GS Carbon's various anti-dilution and price-protection agreements could cause the market price of our common stock to fall, and may have dilutive and other effects on our existing stockholders.

The conversion of our outstanding convertible debentures (including the Cornell Debenture and Highgate Debenture), and the exercise of our outstanding warrants and options could result in the issuance of up to 55,000,000 shares of common stock. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

We may be unable to satisfy our current debts.

Our total liabilities as of March 31, 2007 were $6,658,171. We cannot afford to pay these amounts out of our operating cash flows and our ability to operate will be significantly impaired if we cannot reduce the Cornell and Highgate debt with registered stock.

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

We lack capital to fund our operations.

During the three months ended March 31, 2007 our operations used $333,352 in cash. In addition, during those twelve months we were required to make payments on some of our outstanding debts. Loans from some of our shareholders and the issuance convertible debentures funded both the cash shortfall from operations and our debt service. Those individuals may not be able to continue to fund our operations or our debt service.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Business Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2007

Revenues

Total revenues were $0 for the three months ended March 31, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the period ended March 31, 2007 were $356,929 which amount was primarily attributable to the operating
activities  of  our  research  and  development   unit,   General   Ultransonics
Corporation.

Interest Expense and Financing Costs

Interest expenses and financing costs for the period ended March 31, 2007 were $411,394 and was primarily attributable to our existing financing agreements with Cornell Capital Partners, LLP and Highgate House Funds, Ltd.

Net Income

Our net loss for the period ended March 31, 2007 was $4,544,026. The net loss incurred was due to the expenses and other factors described above.

Liquidity and Capital Resources

The Company had $476,484 in accounts payable and accrued expenses at March 31, 2007. GS Carbon intends to satisfy these amounts predominantly out of cash flows from its operations and financing activities. The Company had negative working capital of $5,021,347 at March 31, 2007, of which $2,613,354 related to convertible debentures due to Highgate and Cornell.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting him in a timely manner to material information relating to the Company that are required to be included in the Company's periodic SEC filings.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company's  General  Ultrasonics  subsidiary is party to the matter  entitled
LeBlanc v. Tomoiu. et. al., which action was filed in the Superior Court of Connecticut. The verified complaint, which also names GreenShift Corporation and certain of its affiliates, seeks damages relating to the acquisition by General Ultrasonics of the stock of H2 Energy Solutions, Inc. from substantially all of its shareholders, as well as attorney's fees and costs. General Ultrasonics has responded to the verified complaint and denies any liability.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the three months ended March 31, 2007

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended March 31, 2007:

Exhibit Number             Description

31.1 Certification    of   Chief    Executive    Officer    pursuant   to   Rule
     13a-14(a)/15d-14(a),   as  adopted   pursuant   to   Section   302  of  the
     Sarbanes-Oxley Act of 2002..

31.2 Certification    of   Chief    Financial    Officer    pursuant   to   Rule
     13a-14(a)/15d-14(a),   as  adopted   pursuant   to   Section   302  of  the
     Sarbanes-Oxley Act of 2002.

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

Date:                         May 21, 2007