Form 10QSB
period 2007-06-30
GS CARBON CORP
filed 2007-08-14
CIK 884380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2007

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


The number of  outstanding  shares of common  stock as of August  14,  2007 was:
448,243,730

Transitional Small Business Disclosure Format:  Yes         No  X .
                                                    -----      ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)



       GS CARBON CORPORATION AND SUBSIDIARIES, A DEVELOPMENT STAGE COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2007
                                   (UNAUDITED)


ASSETS

Current assets:
     Cash ......................................................   $      7,736

Property and equipment, net ....................................        140,205

Other Assets:
     Investments - at cost .....................................      1,685,333
     Investments - equity method ...............................        303,078
     Security deposits .........................................          7,548
     Due from related party (Note 6) ...........................        607,663
     Deferred financing costs (Note 5) .........................        104,167
     Technology licenses, net (Note 4) .........................        222,129
                                                                   ------------
         Total other assets ....................................      2,929,918
                                                                   ------------

TOTAL ASSETS ...................................................   $  3,077,859
                                                                   ============



LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
     Accounts payable ..........................................   $    317,850
     Accrued expenses ..........................................        243,567
Derivative liability - convertible debentures (Note 5) .........      6,725,733
                                                                   ------------

         Total current liabilities .............................      7,287,150

     Convertible debentures payable, net - long term (Note 5) ..      1,448,585
     Investments payable (Note 4) ..............................        191,427
     Due to related parties ....................................        934,406
                                                                   ------------


TOTAL LIABILITIES ..............................................      9,861,568

Commitments (Note 11) ..........................................           --



STOCKHOLDERS' DEFICIENCY

Series A voting preferred stock ($.0001 par value; 100,000
  shares authorized; no shares issued and outstanding) .........           --

Series B voting preferred stock ($.0001 par value; 100,000
  shares authorized; 59,500 shares issued and outstanding) .....              6

Common stock, $0.0001 par value, 2,500,000,000 authorized;
     448,243,730 issued and outstanding ........................         44,825
Additional paid-in capital .....................................      3,653,641
Deficit accumulated during the development stage ...............    (10,482,181)
                                                                   ------------
Total stockholders' deficiency .................................     (6,783,709)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY .................   $  3,077,859
                                                                   ============


        The notes to the consolidated condensed financial statements are an integral part of these statements.



       GS CARBON CORPORATION AND SUBSIDIARIES, A DEVELOPMENT STAGECOMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND
           THE PERIOD OF INCEPTION (JANUARY 14, 2006) TO JUNE 30, 2006
                                   (UNAUDITED)
                                                                                                   Period of         Period of
                                                                                                   Inception         Inception
                                                                                                (January 14, 2006)(January 14, 2006)
                                                  For the Three Months Ended    Six Months Ended       to                 to
                                                 June 30,2007    June 30,2006     June 30,2007   June 30,2006         June 30,2007
                                               ------------------------------------------------------------------------------------

 Revenue ...................................   $      18,900    $        --      $      18,900    $        --      $      18,900
 Cost of goods sold ........................          12,126             --             12,126             --             12,126
                                               -------------    -------------    -------------    -------------    -------------
 Gross profit ..............................           6,774             --              6,774             --              6,774

Selling, general and administrative expenses         394,234          173,576          751,163          211,723        1,640,004

Share based compensation ...................         226,050             --          2,036,704             --          2,036,704
                                               -------------    -------------    -------------    -------------    -------------


Operating Loss .............................        (613,510)        (173,576)      (2,781,093)        (211,723)      (3,669,934)

Other income (expense):
  Forgiveness of the registration
    rights penalty .........................            --               --               --               --            480,290
  Loss on disposal of technology license ...        (189,832)            --           (189,832)            --           (189,832)
  Gain on sale of investment ...............          76,487             --             76,487             --             76,487
  Unrealized (loss)/gain on
    derivative instruments .................      (3,745,664)            --         (6,135,369)            --         (5,334,149)
  Interest expense .........................        (263,607)          (7,623)        (443,680)         (11,713)        (614,774)
  Interest income ..........................          20,205             --             31,283             --             31,283
                                               -------------    -------------    -------------    -------------    -------------
Net loss ...................................   $  (4,715,921)   $    (181,199)   $  (9,442,204)   $    (223,436)   $  (9,220,629)
                                               =============    =============    =============    =============    =============


Basic and diluted loss per share ...........   $       (0.01)   $     (181.20)   $       (0.06)   $     (223.44)
                                               =============    =============    =============    =============
Weighted average shares of common stock
  outstanding, basic and diluted                 367,920,551            1,000      169,178,263            1,000
                                               =============    =============    =============    =============















       The notes to the consolidated condensed financial statements are an integral part of these statements.

                                       4



       GS CARBON CORPORATION AND SUBSIDIARIES, A DEVELOPMENT STATE COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND
           THE PERIOD OF INCEPTION (JANUARY 14, 2006) TO JUNE 30, 2006

                                   (UNAUDITED)
                                                                                        Period of Inception   Period of Inception
                                                                     Six Months Ended   (January 14, 2006) to (January 14, 2006) to
                                                                        June 30,2007     June 30, 2006          June 30, 2007
                                                                  ------------------------------------------------------------


Net cash used in operating activities ..............................      $  (680,872)      $  (195,867)     $(1,226,199)
                                                                          -----------       -----------      -----------
Cash flows from investing activities:
     Purchase of property and equipment ............................             --             (66,515)        (156,977)
     Proceeds from sale of investment ..............................          326,917              --            326,917
     Acquisition of technology license .............................             --             (50,000)        (261,328)
                                                                          -----------       -----------      -----------
       Cash provided by (used in) investing activities
                                                                              326,917          (116,515)         (91,388)
                                                                          -----------       -----------      -----------
Cash flows from financing activities:

   Proceeds from convertible debt ..................................        1,000,000              --          1,000,000
   Advances from/(payments to) related parties, net ................         (638,497)          461,228          325,323
                                                                          -----------       -----------      -----------
     Cash provided by financing activities
                                                                              361,503           461,228        1,325,323

Net increase in cash ...............................................            7,548           148,846            7,736
Cash at beginning of the period ....................................              188              --               --
                                                                          -----------       -----------      -----------
Cash at end of the period

                                                                          $     7,736       $   148,846      $     7,736
                                                                          ===========       ===========      ===========


Supplemental Schedule of Non-Cash Investing and Financing Activities

Issuance of GS Carbon Trading, Inc. shares in exchange for the transfer of holdings in

   cost and equity method investments ..............................      $      --         $      --        $   107,134
                                                                          ===========       ===========      ===========

DirectView, Inc. net liabilities assumed, October 9, 2006 ..........      $      --         $      --        $ 3,875,690
                                                                          ===========       ===========      ===========

Acquisition of technology license ..................................      $   191,427       $   211,328      $   191,427
                                                                          ===========       ===========      ===========

Discounts on convertible debt ......................................      $   712,125       $      --        $   712,125
                                                                          ===========       ===========      ===========

Beneficial conversion on convertible debt ..........................      $      --         $      --        $      --
                                                                          ===========       ===========      ===========

Conversion of convertible debt into common stock ...................      $    94,610       $      --        $    94,610
                                                                          ===========       ===========      ===========

Conversion of preferred stock in common stock ......................      $         2       $      --        $         2
                                                                          ===========       ===========      ===========

Acquisition of fixed assets ........................................      $     5,346       $      --        $     5,346
                                                                          ===========       ===========      ===========

Deferred financing fees ............................................      $   125,000       $      --        $   125,000
                                                                          ===========       ===========      ===========

       The notes to the consolidated condensed financial statements are an integral part of these statements.


       GS CARBON CORPORATION AND SUBSIDIARIES, A DEVELOPMENT STATE COMPANY
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND
           THE PERIOD OF INCEPTION (JANUARY 14, 2006) TO JUNE 30, 2006

                                   (UNAUDITED)

Note 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

Note 2 - BASIS OF PRESENTATION, ORGANIZATION AND OTHER MATTERS

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

On February 26, 2007, the Company formed new subsidiary called General Carbonics Corporation ("GCC").

Effective July 1, 2007, Seaway Capital, Inc. acquired GreenShift's entire controlling stake in return for the assumption certain legacy liabilities of GS Carbon. As part of that transaction, GS Carbon's historical operating businesses were acquired by GreenShift Corporation affiliate, GS CleanTech Corporation.

Thomas W. Scozzafava, the founder and President of Seaway Capital, Inc., was named the new President and CEO of the GS Carbon, and effective August 16, 2007, the GS Carbon will be renamed "Seaway Valley Capital Corporation."

Seaway Capital Partners, LLC (the predecessor to Seaway Capital, Inc.) was formed in 2002 as a money management, venture capital, and leveraged buyout company. Seaway Capital's business plan is to invest in majority and minority equity stakes and to enter into mezzanine debt agreements with various operating companies. Returns are intended to be in the form of the eventual share appreciation and dispossession of those equity stakes and income from loans made to businesses.

Seaway Capital makes equity, equity-related, and debt investments in companies that require expansion capital and in companies pursuing acquisition strategies. Seaway Capital also seeks investments in leveraged buyouts and restructurings. Seaway Capital will consider investment opportunities in a number of different industries, including retail, restaurants, media, business services, and manufacturing. Seaway Capital will also consider select technology investments.

Development Stage Company

Prior to it's sale to Seaway Capital, Inc., the Company was a development stage company founded to facilitate decarbonization in ways that cost-effectively capitalize on the evolving carbon markets. GS Carbon's ambition was to affect reductions in the carbon intensity of energy consumption by investing in carbon trading, developing and commercializing advanced new decarbonization technologies, and by developing and owning renewable energy production assets. Since its formation GS Carbon had not realized any significant revenues from its planned operations. The Company's primary activities since incorporation had been conducting research and development, performing business and strategic and financial planning. As stated previously, these businesses and these activities are now in and conducted at GS CleanTech Corporation, and Seaway Capital, Inc.'s business model varies significantly from that of GS Carbon when it was affiliated with GreenShift prior to July 1, 2007.

Going Concern

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2007, the Company has no established source of revenues and has accumulated losses of $9,220,629 since its commencement. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Note 3   - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Technology License

Costs associated with the Company's technology licenses are capitalized and amortized over their useful life of ten years using the straight-line method.

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

Derivative Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, "require all derivatives to be recorded on the balance sheet at fair value. The embedded derivatives are separately valued and accounted for on our balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model used for determining the fair value of our derivatives is the Black Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management's judgment and may impact net income.

Net Loss per Common Share

In accordance with SFAS No. 128,"Earnings Per Share," Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had 51,652,000 warrants outstanding at June 30, 2007. The inclusion of the warrants and any shares to be issued upon conversion have an anti-dilutive effect on diluted loss per share because the Company incurred a loss from continuing operations for the three and six months periods ended June 30, 2007, the three months period ended June 30, 2006 and the period of inception (January 14, 2006) to June 30, 2006.

The following table sets forth the computation of basic and diluted loss per share:
                                                                                                       Period of
                                                                                                       inception
                                                      Three Months Ended         Six Months Ended    (January 14, 2006)
                                                            June 30,                June 30,           to June 30,
---------------------------------------------------------------------------------------------------------------------
                                                    2007              2006            2007              2006
---------------------------------------------------------------------------------------------------------------------
                                                 (Unaudited)       (Unaudited)     (Unaudited)       (Unaudited)
Numerator:
Net loss - basic and diluted                     $ (4,715,921     )$ (181,199    ) $ (9,442,204    ) $(223,436    )
-------------------------------------------------=================-==============--================--=============---

Denominator:
Weighted average shares - basic                    367,920,551       1,000           169,178,263      1,000

Effect of dilutive stock options and warrants      --                 --               --                --
---------------------------------------------------------------------------------------------------------------------

Denominator for diluted earnings per share         367,920,551       1,000           169,178,263      1,000
---------------------------------------------------------------------------------------------------------------------

Loss per share
Basic                                            $ (0.01          )$ (181.20     ) $ (0.06         ) $(223.44     )
-------------------------------------------------=================-==============--================--=============---

Diluted                                          $ (0.01          )$ (181.20     ) $ (0..06        ) $(223.44     )
-------------------------------------------------=================-==============--================--=============---

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

On February 26, 2007, GCC acquired patent-pending technologies involving carbon aerogel composites (United States Patent Application Nos. 10/327,300, 10/695,214, 10/800,993, 10/840,544, and 10/198,095) (the "GCC Technologies") and
several executory contracts pertaining to the GCC Technologies in return for $191,427 in debt. Among these contracts is a contract with United Technologies Corporation for work to be performed in cooperation with the U.S. Department of Energy. On April 1, 2007, the Company assessed that the $189,832 book value of the technology license would not be recovered in the ordinary course of business and therefore recorded a loss of $189,832 for the three and six months period ended June 30, 2007.

Technology licenses consist of the following at June 30, 2007:

Technology licenses                              $261,328

Less: Accumulated amortization                     39,199
                                                   ------

Technology licenses, net                         $222,129
                                                 ========

Amortization expense related to the technology license was $8,128 and $6,533 for the three months periods ended June 30, 2007 and 2006, respectively.

Amortization expense related to technology licenses was $14,661 and $13,066 for the six months ended June 30, 2007 and the period of inception (January 14, 2006) to June 30, 2006, respectively.

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

                                             Exercise price
 Number of warrants                            per share
 -------------------------------------       --------------
   400,000                                          $2.50
   660,000                                          $0.875
   576,000                                          $1.00
-------------------
 1,636,000
===================

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

The Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivative meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a derivative with a corresponding value recorded as liability. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet. The change in the fair value of the liability for derivative contracts will be credited to other income/ (expense) in the consolidated statements of operations. The $1,212,329 face amount of the debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in this debenture resulted in an initial debt discount of $1,192,329 and an initial loss on the valuation of derivative liabilities of $262,219. At June 30, 2007 the derivative liability on the Highgate debt calculated using the Black-Scholes model was $3,447,314. For the three and six months periods ended June 30, 2007 the unrealized loss on the conversion derivative on the Highgate debt was $1,932,886 and $2,915,981, respectively.

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

The Company determined that the conversion feature of the convertible debenture represents an embedded derivative since the debenture is convertible into a variable number of shares upon conversion. Accordingly, the convertible debenture is not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At June 30, 2007 the fair value of the conversion derivative liability created by this debenture calculated using the Black-Scholes model was $3,266,171. For the three and six months periods ended June 30, 2007 the unrealized loss on the derivative instrument created by this debenture was $1,859,921and $3,266,171, respectively.

On October 9, 2006, Candent Corporation ("Candent") purchased $255,077 of convertible debt previously issued by the Company to an unaffiliated third party. The Convertible Debenture provides for no interest and is convertible into the Company's common stock at the lesser of (a) 0.001 per share or (b) the amount of this debenture to be converted divided by 90% of the closing market price of the Maker's common stock for the day prior to the date of the exercise of such conversion right. Candent will be entitled to convert the debenture on the basis of the conversion price into the Company's common stock, provided that Candent cannot convert into shares that would cause Candent to own more 4.9% of the Company's outstanding common stock. The Candent debenture matured on December 31, 2006. As of June 30, 2007 the Company has not been notified by Candent to demand payment of the convertible debenture. Subsequent to June 30, 2007, Candent converted $25,508 into 25,507,700 of the Company's common stock. The former president of Candent is the wife of the Company's former Chief Executive Officer.

On October 9, 2006, Candent purchased $85,049 of convertible debt previously issued by the Company to a former officer of the Company, the principal balance of which debt was originally $242,997. These convertible debentures provide for no interest and conversion into the Company's common stock at a rate equal to 90% of the closing market price of the Company's common stock for the day prior to the date of the exercise of such conversion right. Each holder will be entitled to convert their debenture on the basis of the conversion price into the Company's common stock, provided that each holder cannot convert into shares that would cause that holder to own more than 4.9% of the Company's outstanding common stock. Each debenture matured on December 31, 2006. During February 2007, Candent purchased $25,000 of the former officer debenture and Cornell purchased the Candent debenture of $85,049 and the $132,948 remaining on the former officer's debenture. The terms of the purchased debentures were not changed. As of June 30, 2007 the Company has not been notified by Cornell or Candent to demand payment of the convertible debentures.

The Company determined that the conversion feature of the assumed convertible debentures represent an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the assumed convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At June 30, 2007 the fair value of the conversion derivative liability created by the assumed debentures calculated using the Black-Scholes model was $12,248. For the three and six months periods ended June 30, 2007 the unrealized gain (loss) on the derivative instrument created by this debenture was $47,143 and $46,783, respectively.

The following assumptions were applied to all convertible debt:

                                                        June 30,
                                                          2007
                                                    --------------
Market price                                             $0.0107
Exercise prices                                     $0.0006- $0.0096
Expected volatility                                  254.33%-276.83%
Expected dividends                                        None
Expected term (in days)                                   10-30
Risk-free interest rate                                4.89%-4.90%


The convertible debentures liability is as follows at June 30, 2007:

Convertible debentures payable                              $ 2,740,793

Less: unamortized discount on debentures                      1,292,208
                                                            -----------
Convertible debentures, net - Long term                     $ 1,448,585
                                                            ===========

Note 6   - DUE TO/FROM RELATED PARTIES

At June 30, 2007 the Company owed GreenShift Corporation $559,343 and GreenShift Corporation owed the Company $1,167,006, for a net amount of $607,663.

Due to related parties consists of the following at June 30, 2007:

Candent Corporation                                         $    616,000

GS Ethanol Technologies, Inc.                                    238,306
GS Advanced Application                                            5,100
GS CleanTech Ventures                                             25,000
Due to officer                                                    50,000
                                                            ------------
                                                            $    934,406
                                                            ============


During the three and six months ended June 30, 2007, the Company recorded $11,377 and $18,179 of interest expense, respectively, for amounts due to GreenShift Corporation and $20,205 and $31,283 of interest income, respectively, for amounts due from GreenShift Corporation.

GreenShift Corporation was the Company's parent. GS Ethanol Technologies, Inc. is a subsidiary of GreenShift, and the former president of Candent is the wife of the Company's former Chief Executive Officer. GS Advanced Application is a subsidiary of GS CleanTech Corporation and GS Cleantech is subsidiary of GreenShift. Amounts due to officer represent amount loaned by the Company's Chairmen and Chief Executive officer. All amounts are non-interest bearing.

Note 7 - INCOME TAXES

The Company currently files an income tax return in the U.S. federal jurisdiction as well as in New York. Tax returns for the year 2006 remain open for examination in various tax jurisdictions in which the Company and its subsidiaries operates or operated.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at June 30, 2007, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of June 30, 2007, no interest related to uncertain tax positions had been accrued.

Note 8 - STOCKHOLDER'S EQUITY

The Company accounts for its share-based employee compensation arrangements under SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

On January 4, 2007 the Company issued 130 shares of common stock to an employee for services provided. The fair value of the award was determined by the closing price of its stock on the issuance date. For the three and six months periods ended June 30, 2007 the Company incurred $0 and $16 of share based compensation, respectively, related to these issuance.

On January 16, 2007 the Company issued 6,914,892 shares of common stock to employees for services provided. The fair value of the awards was determined by the closing price of its stock on the issuance date. For the three and six months periods ended June 30, 2007 the Company incurred $0 and $760,638 of share based compensation, respectively, related to these issuance.

On February 26, 2007 GreenShift Corporation converted its 6,250 shares of its Series B Voting Preferred Stock into its Common Stock for $1.

On February 26, 2007, the Company's additional Paid in Capital increased $712,125 due to the discount taken on the Cornell Convertible Debenture for detachable warrants granted in conjunction with the financing. (See Note 5)

On March 2, 2007 Cornell Capital converted $52,850 of its convertible debentures into 5,285,000 shares of its Common Stock

On March 21, 2007 Cornell Capital converted $13,760 of its convertible debentures into 1,376,000 shares of its Common Stock

On March 29, 2007 the Company issued 35,000,000 shares of common stock to employees for services provided. The fair value of the awards was determined by the closing price of its stock on the issuance date. For the three and six months period ended June 30, 2007 the Company incurred $0 and $1,050,000 of share based compensation, respectively, related to these issuance.

On April 18, 2007 GreenShift Corporation converted its 12,500 shares of its Series B Voting Preferred Stock into its Common Stock for $20,083.

On May 8, 2007 the Company issued 40,500,000 shares of common stock to an employee for services provided. The fair value of the award was determined by the closing price of its stock on the issuance date. For the three and six months periods ended June 30, 2007 the Company incurred $226,800 of share based compensation related to these issuance.

On May 14, 2007 the Company issued 2,500,000 shares of common stock to employees for services provided. The fair value of the awards was determined by the closing price of its stock on the issuance date. For the three and six months periods ended June 30, 2007 the Company incurred $14,250 of share based compensation related to these issuance.

On May 14, 2007 an employee returned 500,000 shares of common stock, which were canceled by the Company. The common stock was issued for services provided on March 29, 2007. The Company reversed compensation expenses of $15,000 on May 14, 2007.

On June 14, 2007 Highgate converted $16,000 of its convertible debentures into 6,666,667 of its common stock.

On June 27, 2007 Highgate converted $12,000 of its convertible debentures into 20,000,000 of its common stock.

Note 9 - SUBSEQUENT EVENTS

Purchase Agreement

On July 1, 2007 the Company's majority shareholder, GreenShift Corporation, sold its entire interest in the Company, specifically 78,250 shares of preferred stock and 320,534,884 shares of Common Stock, to Seaway Capital Inc., which is owned by the Company's current Chief Executive Officer. Seaway Capital, Inc. agreed to assume responsibility for the management and certain convertible debentures of GS Carbon Corporation, but gave no additional consideration to GreenShift Corporation.

On July 1, 2007 the Company sold 100% of the capital stock of GS Carbon Trading, Inc., which owns certain cost and equity method investments, to GS CleanTech Corporation in return for the assumption by GS CleanTech of a $1,125,000 convertible debenture.

Conversion of Series B Preferred Stock

On July 1, 2007, Seaway Capital, Inc. converted 308,234,884 shares of Company common stock into 21,750 shares of Company Series B preferred stock. Taking this conversion into account, Seaway now beneficially owns 100,000 shares of the Company's Series B preferred stock. After this conversion is effected, the Company had approximately 186,099,879 shares of common stock outstanding and 100,000 shares of Series B preferred stock.

Restatement of Prior Periods

     In its Annual Report on Form 10-KSB for the year ended December 31, 2006 GS Carbon disclosed in Note 13 to the Financial Statements the following:

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

On July 26, 2007, the Company determined it was liable for approximately $498,000 of convertible debt along with approximately $59,000 of related derivative liabilities at the acquisition date and that it existed at December 31, 2006 and March 31, 2007. The Company will restate its December 31, 2006 and March 31, 2007 financial statement as a result of these omissions.

Convertible Debt Common Stock Conversions

Between July 2, 2007 and July 18, 2007, Highgate converted aggregate of approximately $527,850 of the 10% secured convertible debentures that have converted or in the process of converting into an aggregate of 182,526,132 shares of our common stock at an average price of $.00276 per share.

Subsequent to June 30, 2007, Candent converted $25,508 into 25,507,700 of the Company's common stock. The former president of Candent is the wife of the Company's former Chief Executive Officer.

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

GS Carbon had approximately $7,736 in cash at June 30, 2007 and had current liabilities totaling $7,287,150. These matters raise substantial doubt about GS Carbon's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

The issuance of shares under our agreements with Candent and Cornell/Highgate could increase their holding to over 80% of the total common shares outstanding.

While Candent and Cornell/Highgate are subject to restrictions on conversion of their respective debentures limiting their ownership to 4.9% of our common stock at any given time, upon default the Cornell and Highgate Debentures, along with the outstanding options and warrants, could be converted into approximately 3,716,116,322 shares at the market price on June 30, 2007. The issuance of these shares would dilute the interest of our current shareholders and provide Cornell/Highgate with over 80% of the common shares outstanding. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

We may be unable to satisfy our current debts.

Our total liabilities as of June 30, 2007 were $9,861,568. We cannot afford to pay these amounts out of our operating cash flows and our ability to operate will be significantly impaired if we cannot reduce the Cornell and Highgate debt with registered stock.

We are liable for approximately $498,000 in previously unreported debt.

In its Annual Report on Form 10-KSB for the year ended December 31, 2006 GS Carbon disclosed in Note 13 to the Financial Statements the following:

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

On July 26, 2007, the Company determined it was liable for approximately $498,000 of convertible debt along with approximately $59,000 of related derivative liabilities at the acquisition date and that it existed at December 31, 2006 and March 31, 2007. The Company will restate its December 31, 2006 and March 31, 2007 financial statement as a result of these omissions.

As of July 1, 2007 Seaway Capital, Inc. can exert control over us and may not make decisions that further the best interests of all stockholders.

As of July 1, 2007 Seaway Capital, Inc. controls 100% of our outstanding Series B preferred stock after completing the purchase from GreenShift Corporation.. The preferred shares are convertible into 85% of our Common Stock. As a result, Seaway Capital, Inc. exerts a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

GS Carbon is not likely to hold annual shareholder meetings in the next few years.

Delaware corporation law provides that members of the board of directors retain authority to act until they are removed or replaced at a meeting of the shareholders. A shareholder may petition the Delaware Court of Chancery to direct that a shareholders meeting be held. But absent such a legal action, the board has no obligation to call a shareholders meeting. Unless a shareholders meeting is held, the existing directors elect directors to fill any vacancy that occurs on the board of directors. The shareholders, therefore, have no control over the constitution of the board of directors, unless a shareholders meeting is held. Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. Thomas Scozzafava, who is currently the sole director of GS Carbon, was appointed to that position by the previous directors. If other directors are added to the Board in the future, it is likely that Mr. Scozzafava will appoint them. As a result, the shareholders of GS Carbon will have no effective means of exercising control over the operations of GS Carbon.

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

OVERVIEW

GS Carbon Corporation ("we," "our," "us," "GS Carbon," or the "Company") is a development stage company that is controlled by Seaway Capital, Inc.,a money management, venture capital and leveraged buyout company formed in 2002 as "Seaway Capital Partners, LLC." As a result of the controlling stake acquisition, the Company's new business model is to invest in majority and minority equity stakes and to enter into mezzanine debt agreements with various operating companies. Returns are intended to be in the form of the eventual share appreciation and dispossession of those equity stakes and income from loans made to businesses.

The Company intends to make equity, equity-related, and debt investments in companies that require expansion capital and in companies pursuing acquisition strategies. The Company also seeks investments in leveraged buyouts and restructurings. The Company will consider investment opportunities in a number of different industries, including retail, restaurants, media, business services, and manufacturing, and the Company will also consider select technology investments.

Effective August 16, 2007, the Company shall be renamed "Seaway Valley Capital Corporation."

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2007

Revenues

Total revenues were $18,900 for the six months ended June 30, 2007, and $18,900 for the three months ended June 30, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended ended June 30, 2007 were $751,163 and for the three months ended June 30, 2007 were $394,234 which amount was primarily attributable to the operating activities of our research and development unit, General Ultransonics Corporation.

Interest Expense and Financing Costs

Interest expenses and financing costs for the six months ended June 30, 2007 were $443,680 and was primarily attributable to our existing financing agreements with Cornell Capital Partners, LLP and Highgate House Funds, Ltd. Interest expense and financing costs for the three months ended June 30, 2007 were $263,607.

Unrealized Loss on Derivative Instruments

For the six and three months ended June 30, 2007 we incurred a $6,135,369 and $3,745,664 unrealized loss on derivative instruments. We have determined that the conversion feature of our convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. The unrealized loss on derivative instruments represents the change in the fair value of our derivative liability from December 31, 2006. The unrealized loss increased during the period due to the decrease in our market price of our stock that results in more potential issuable shares to be converted.

Net Loss

Our net loss for the six and three month periods ended June 30, 2007 were $9,442,204 and $4,715,921 respectively. The net loss incurred was due to the expenses and other factors described above.

Liquidity and Capital Resources

The Company had $561,417 in accounts payable and accrued expenses at June 30, 2007. GS Carbon intends to satisfy these amounts predominantly out of cash flows from its operations and financing activities. The Company had negative working capital of $7,279,414 at June 30, 2007, of which $6,725,733 related to convertible debentures due to Highgate and Cornell.

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

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the six months ended June 30, 2007

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended June 30, 2007:

Exhibit Number             Description

     31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


GS CARBON CORPORATION

By:             /S/      THOMAS SCOZZAFAVA
                --------------------------
                         THOMAS SCOZZAFAVA
                         Chairman and Chief Executive Officer
                         Chief Financial Officer

Date:                    August 14, 2007