Form 10KSB/A
period 2006-12-31
SEAWAY VALLEY CAPITAL CORP
filed 2007-10-12
CIK 884380

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                  FORM 10-KSB/A
                                 Amendment No.1
                            -------------------------


                    ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                          COMMISSION FILE NO.: 0-52356

                        SEAWAY VALLEY CAPITAL CORPORATION
                   (FORMERLY KNOWN AS"GS CARBON CORPORATION")
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ?

Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form. (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes____ No X State issuer's revenues for its most recent fiscal year: $0.

The  number of  outstanding  shares of  common  stock as of April 16,  2007 was:
403,639,925. Based on the closing price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 16, 2007 was $1,135,890

                                EXPLANATORY NOTE

                       RESTATEMENT OF FINANCIAL STATEMENTS


This Amendment No. 1 on Form 10-KSB/A, which amends and restates items identified below with respect to the Form 10-KSB, filed by Seaway Valley Capital Corporation (formerly known as "GS Carbon Corporation") ("we" or "the Company") with the Securities and Exchange Commission (the "SEC") on April 17, 2007 (the "Original Filing"), is being filed to reflect the restatement of our financial statements for the fiscal year ended December 31, 2006.

As previously announced, our management, on July 26, 2007, concluded that the Company's previously filed financial statements as of December 31, 2006 and for period of inception (January 14, 2006) to December 31, 2006, should no longer be relied upon as a result of the Company's determination that it was liable for approximately $498,000 of convertible debt along with approximately $59,000 of related derivative liabilities at October 9, 2006, the reverse merger date, and at December 31, 2006. In addition, management reviewed and revised its conclusions regarding its derivative instruments at December 31, 2006. These conclusions were based upon conversations between the Company and its independent auditors (Rosenberg Rich Baker Berman, CPA). During this process, management and the Board of Directors of the Company were alerted to the facts and circumstances related to the Company's liability for these debts and the revisions to the derivative calculations. Authorized officers of the Company discussed this matter with the Company's independent public accounting firm who agreed that the Company's previously issued financial statements described above could not be relied upon and needed to be restated. See "Note 14 - Restatement" in the Notes to Financial Statements for further details. This Form 10-KSB/A also amends the disclosure under "Item 8a. Controls and Procedures" in the Original Filing.

This Form 10-KSB/A only amends and restates certain information in Item 1 (Description of Business), Item 6 (Management's Discussion And Analysis Of Financial Condition And Results Of Operations), Item 7 (Financial Statements),
Item 8a (Controls and Procedures) and Item 13 (Exhibits and Reports on Form 8K), and such amendment and restatement with respect to Items 6 and 7 only reflect the restatement of the financial statements as described above. Except for the foregoing amended and restated information, this Form 10-KSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than the restatement), and such forward-looking statements should be read in their historical context. This Form 10-KSB/A should be read in conjunction with the Company's filings made with the SEC subsequent to the Original Filing, including any amendments to those filings


                              GS CARBON CORPORATION
                         ANNUAL REPORT ON FORM 10-KSB/A
     FOR THE PERIOD OF INCEPTION JANUARY 14, 2006 THROUGH DECEMBER 31, 2006


                                TABLE OF CONTENTS



                                                                                                         Page No
Part I
Item 1      Description of Business .........................................................................4
Item 2      Description of Properties........................................................................8
Item 3      Legal Proceedings................................................................................8
Item 4      Submission of Matters to a Vote of Security Holders .............................................8

Part II
Item 5      Market for Registrant's Common Equity and Related Stockholder Matters ...........................8
Item 6      Management's Discussion and Analysis of Financial Condition and Results of Operations............9
Item 7      Financial Statements ...........................................................................11
Item 8      Changes and Disagreements with Accountants on Accounting and Financial Disclosure ..............27
Item 8A   Controls and Procedures ..........................................................................27

Part III
Item 9      Directors, Executive Officers, Promoters and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act   ......................................................28
Item 10     Executive Compensation .........................................................................28
Item 11     Security Ownership of Certain Beneficial Owners and Related Stockholder Matters ................29
Item 12     Certain Relationships and Related Transactions .................................................29

Part IV
Item 13     Exhibits and Reports on Form 8K ................................................................30
Item 14     Principal Accountant Fees and Services .........................................................30

Signatures..................................................................................................31



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

GS  Carbon  owns  70% of GUC  100% of GCC.  GUC owns  the  exclusive  rights  to proprietary new ultrasonic reformation process uses water, carbon-based materials and high intensity ultrasonic energies to synthesize clean burning fuels and other materials. GCC owns patent-pending technologies involving carbon aerogel composites.

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

GS Carbon had approximately $188 in cash at December 31, 2006 and had current liabilities totaling $1,040,366. These matters raise substantial doubt about GS Carbon's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

The conversion of our outstanding convertible debentures (including the Cornell Debentures, Highgate Debenture and Candent Debenture), and the exercise of our outstanding warrants and options at December 31, 2006 could result in the issuance of up to 20,526,490 shares of common stock. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

We may be unable to satisfy our current debts.

Our total liabilities as of December 31, 2006 were $2,813,763. We cannot afford to pay these amounts out of our operating cash flows and our ability to operate will be significantly impaired if we cannot reduce the Cornell and Highgate debt with registered stock.

We lack capital to fund our operations.

During the twelve months ended December 31, 2006 our operations used $756,655 in cash. In addition, during those twelve months we were required to make payments on some of our outstanding debts. Loans from some of our shareholders and the issuance convertible debentures funded both the cash shortfall from operations and our debt service. Those individuals may not be able to continue to fund our operations or our debt service.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

GS Carbon currently maintains office space at One Penn Plaza, Suite 1612, and New York, New York 10119 in a facility leased by an affiliated company. The lease for this space expires in May 2011. We paid no rent during 2006 for these offices. During 2007 GS Carbon does not expect to pay rent for these offices. We believe these offices will be sufficient for our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

The Company's General Ultrasonics subsidiary is party to the matter entitled LeBlanc v. Tomoiu., et. al., which action was filed in the Superior Court of Connecticut. The verified complaint, which also names GreenShift Corporation and certain of its affiliates, seeks damages relating to the acquisition by General Ultrasonics of the stock of H2 Energy Solutions, Inc. from substantially all of its shareholders, as well as attorney's fees and costs. General Ultrasonics has responded to the verified complaint and denies any liability.

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

Period                             High              Low
-------------------------------------------------------------------------------
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


OVERVIEW (continued)

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

Interest Expense and Financing Costs

Interest expenses and financing costs for the period January 14, 2006 through December 31, 2006 were $171,094 and were primarily attributable to our existing financing agreements with Cornell Capital Partners, LLP and Highgate House Funds, Ltd.

Gain on Convertible Instruments

Gain on the forgiveness of penalties related to registration rights for the Company's convertible debentures was $480,290 for the period January 14, 2006 through December 31, 2006. Gain from the change in fair value of derivative instruments was $801,220 for the period January 14, 2006 through December 31, 2006.

Net Income

Our net income for the period January 14, 2006 through December 31, 2006 was $221,575. The net income incurred was due to the expenses and other factors described above.

Liquidity and Capital Resources

The Company had $450,002 in accounts payable and accrued expenses at December 31, 2006. GS Carbon intends to satisfy these amounts predominantly out of cash flows from its operations and financing activities. The Company had negative working capital of $1,040,178 at December 31, 2006, of which $590,364 related to derivative liabilities created by the conversion features found on the Highgate, Cornell and Candent debentures.

OFF-BALANCE SHEET ARRANGEMENTS

Subject to the favorable resolution of the uncertainty disclosed in Note 12 to the Financial Statements, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.



ITEM 7.  FINANCIAL STATEMENTS

                                                                                                           Page No
FINANCIAL STATEMENTS

     Report of Independent Registered Public Accounting Firm.................................................. 12

     Consolidated Balance Sheet................................................................................13

     Consolidated Statement of Operations......................................................................14

     Consolidated Statement of Stockholders' Equity............................................................15

     Consolidated Statement of Cash Flows......................................................................16

     Notes to Consolidated Financial Statements................................................................17


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

We conducted our audit in accordance with the auditing standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in
Note 1 to the financial statements, the Company has suffered losses from operations and has a working capital deficiency as of December 31, 2006. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 14 to the Financial Statements, the Company restated its financial statements because it determined that it was liable for convertible debt as of October 9, 2006, the reverse acquisition date, and to correct errors in its derivative and warrant liabilities at December 31, 2006.


/s/      Rosenberg, Rich, Baker Berman & Co.
         Bridgewater, New Jersey
         April 17, 2007, except for Note 14, which is
         dated October 4, 2007



       GS CARBON CORPORATION AND SUBSIDIARIES, A DEVELOPMENT STAGE COMPANY
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2006
                           (AS RESTATED, SEE NOTE 14)

ASSETS

Current assets:
     Cash ...................................................   $       188

Property and equipment, net (Note 3) ........................       147,047

Other Assets:
     Investments - at cost ..................................     1,935,763
     Investments - equity method ............................       303,078
     Security deposits (Note 11) ............................         7,548
     Technology Licenses, net (Note 4) ......................       235,195
                                                                -----------
         Total other assets .................................     2,481,584
                                                                -----------

TOTAL ASSETS ................................................   $ 2,628,819
                                                                ===========



LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Accounts payable .......................................   $   287,432
     Accrued expenses .......................................       162,570
 Derivative
liability - convertible debentures (Note 8) .................       590,364
                                                                -----------


         Total current liabilities ..........................     1,040,366

     Convertible debentures payable, net - long term (Note 8)       809,577
     Due to related parties .................................       963,820
                                                                -----------


TOTAL LIABILITIES ...........................................     2,813,763

Commitments (Note 11) .......................................          --



STOCKHOLDERS' EQUITY

Series A voting preferred stock ($.0001 par value; 100,000
  shares authorized; no shares issued and outstanding) ......          --

Series B voting preferred stock ($.0001 par value; 100,000
  shares authorized; 78,250 shares issued and outstanding) ..             8

Common stock, $0.0001 par value, 2,500,000,000 authorized;
  28,266,157 issued and outstanding .........................         2,827
Additional paid-in capital ..................................       852,198
Deficit accumulated during the development stage ............    (1,039,977)
                                                                 -----------
Total stockholders' deficiency ..............................      (184,944)
                                                                 -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ..............   $ 2,628,819
                                                                ===========


        The notes to the consolidated condensed financial statements are an integral part of these statements.



       GS CARBON CORPORATION AND SUBSIDIARIES, A DEVELOPMENT STAGE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
   FOR THE PERIOD SINCE INCEPTION, JANUARY 14, 2006 THROUGH DECEMBER 31, 2006
                           (AS RESTATED, SEE NOTE 14)






Selling, general and administrative expenses ......   $   888,841
                                                      -----------


Operating loss ....................................      (888,841)

Other income (expense):
     Forgiveness of the registration rights penalty       480,290
     Unrealized gain on derivative instruments ....       801,220
     Interest expense .............................      (171,094)
                                                      -----------

Net income ........................................   $   221,575
                                                      ===========

Basic and diluted income per share ................   $      0.02
                                                      ===========

Weighted average of shares of common stock
  outstanding, basic and diluted ..................     9,715,006
                                                      ===========



        The notes to the consolidated condensed financial statements are an integral part of these statements.



       GS CARBON CORPORATION AND SUBSIDIARIES, A DEVELOPMENT STAGE COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD SINCE INCEPTION JANUARY 14, 2006 THROUGH DECEMBER 31, 2006
                           (AS RESTATED, SEE NOTE 14)



                        Series A Voting     Series B Voting         Common                                Deficit
                        Preferred Stock     Preferred Stock         Stock                                Accumulated       Total
                       -----------------------------------------------------------    Additional         During the    Stockholder's
                        Shares    Amount    Shares   Amount     Shares    Amount     Paid-in Capital  Development Stage   Equity
                        ------------------------------------------------------------------------------------------------------------

Opening Balance
January 14, 2006           --   $   --        --   $ --         1,000    $    --     $       --         $      --     $      --

Effect of Reverse
Merger October 9, 2006     --       --   100,000     10   2,066,510,590      206,651    648,372         (1,261,552)       (406,519)

Effect of Reverse
Split November 27, 2006    --       --        --      -- (2,058,244,433)   (205,824)    205,824               --              --

Conversion of Series 2
Preferred Stock December
29, 2006                   --       --  (21,750)    (2)      20,000,000       2,000      (1,998)              --              --
Net income                 --       --        --     --            --          --           --            221,575         221,575
                      --------------------------------------------------------------------------------------------------------------
                           --    $  --    78,250    $ 8      28,266,157   $   2,827     $852,198      $(1,039,977)     $(184,944 )
                      ==============================================================================================================


            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.



       GS CARBON CORPORATION AND SUBSIDIARIES, A DEVELOPMENT STAGE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
    FOR THE PERIOD SINCE INCEPTION JANUARY 14, 2006 THROUGH DECEMBER 31, 2006
                           (AS RESTATED, SEE NOTE 14)



CASH FLOWS FROM OPERATING ACTIVITIES:
Net  income ....................................................................   $   221,575
Adjustments to reconcile net loss to net cash used in
  operating activities:

     Depreciation and amortization 36,063 Forgiveness of the registration rights penalty (480,290) Unrealized gain on derivative instruments (801,220 )
     Amortization of debt discount 101,028 Change in assets and liabilities:
         Security deposits .....................................................        (7,548)
         Accounts payable ......................................................       287,432
         Accrued expenses ......................................................      (113,695)
                                                                                   -----------
             Net cash used in operating activities .............................      (756,655
                                                                                   -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of machinery and equipment .......................................      (156,977)
     Acquisition of technology license .........................................       (50,000
                                                                                   -----------
         Cash used in investing activities .....................................      (206,977
                                                                                   -----------



CASH FLOW FROM FINANCING ACTIVITIES:
     Advances from related parties, net ........................................       963,820
                                                                                   -----------

Cash at end of period ..........................................................   $       188
                                                                                   ===========

SUPPLEMENTAL STATEMENT OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Issuance of GS Carbon trading, Inc. shares
  in exchange for the transfer of holdings in
  cost and equity method investments ...........................................   $   107,134

DirectView, Inc. net liabilities assumed October 9, 2006 .......................   $ 2,645,360

Acquisition of Technology License ..............................................   $   211,328


                   The accompanying notes are an integral part
                              of these statements.

NOTE 1-  DESCRIPTION OF BUSINESS

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

Going Concern

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2006, the Company has no established source of revenues and has used $756,655 in cash from operations since its commencement. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Net Loss per Common Share

In accordance with SFAS No. 128, "Earnings Per Share," Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had 1,652,000 warrants outstanding at December 31, 2006. The inclusion of the warrants have an anti-dilutive effect on diluted loss per share because under the treasury stock method the average market price of the Company's common stock was less than the exercise prices of the warrants.

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

NOTE 3   - PROPERTY AND EQUIPMENT:

Property and equipment consists of the following at December 31, 2006:

Machinery and equipment                      $  156,977
Less: Accumulated depreciation                    9,930
                                             ----------
Property and equipment, net                  $  147,047
                                             ==========


Depreciation expense related to property and equipment was $9,930 for the period of inception (January 14, 2006) to December 31, 2006.

NOTE 4 - TECHNOLOGY LICENSE

On January 14, 2006 General Ultrasonics Corporation acquired 70% of H2 Energy Solutions, Inc. H2 Energy owned the rights to certain patented ultrasonic technologies used in the reformation of synthetic fuels. The purchase price of $261,328 was paid $50,000 in cash and current liabilities of $211,328 were assumed. H2 Energy subsequently ceased operations. The technology is under development by General Ultrasonics, and the entire purchase price of $261,328 was assigned to technology license. The technology use agreement between H2 Energy and the technology owner is for a term of ten years and requires certain minimum royalties for the Company to maintain its exclusive use.

The Company periodically evaluates the recoverability of the unamortized technology license to determine if the carrying value is recoverable.

Technology license                          $   261,328
Less: Accumulated amortization                   26,133
                                            -----------
Technology license, net                     $   235,195

Amortization expense related to the technology license was $26,133 for the period of inception (January 14, 2006) to December 31, 2006. The estimated aggregate amortization expense for the next five years is estimated to be approximately $26,000 for each year.

NOTE 5 - STOCKHOLDERS' EQUITY

On November 27, 2006, as a result of the reincorporation merger, the authorized capital stock of the Company was 2,505,000,000 shares of capital stock, consisting of 2,500,000,000 shares of Common Stock, par value $0.0001, 100,000 shares of Series A Preferred Stock, par value $0.0001 per share, 100,000 shares of Series B Preferred Stock, and 4,800,000 shares of Preferred Stock, $0.0001 par value.

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

On March 23, 2006, DirectView entered into a Securities Purchase Agreement (the "Agreement"), with Cornell Capital Partners, LP, ("Cornell"), and Highgate
(Cornell and Highgate collectively, "Buyers"). In connection with this Agreement, Highgate surrendered the First and Second Debentures for conversion into new 10% Secured Convertible Debentures amounting to $1,062,329 (including accrued interest of $62,329) and Cornell purchased additional secured convertible debentures amounting to $150,000 for the total purchase price of $1,212,329 (the "Purchase Price"). The debentures are due on March 23, 2009. In connection with the Agreement, DirectView paid Yorkville Advisors LLC a fee equal to $15,000 and a structuring fee to Yorkville Advisors LLC of $5,000 from the proceeds of the Closing. Accordingly, DirectView received net proceeds of $130,000.Each of the 10% Secured Convertible Debentures provides for interest in the amount of 10% per annum and are convertible at the lesser of $0.015 or 85% of the lowest closing bid price of DirectView's common stock during the 10 trading days immediately preceding the conversion date.

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

Number of warrants                 Exercise price per share
----------------------------------------------------------

400,000                                         $    2.50
660,000                                         $   0.875
576,000                                         $    1.00
---------
1,636,000

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

The Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivative meet the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a derivative with a corresponding value recorded as liability. Accordingly, the fair value of the derivative instrument has been recorded as a liability on the consolidated balance sheet. The change in the fair value of the liability for derivative contracts will be credited to other income/ (expense) in the consolidated statements of operations. The $1,212,329 face amount of the debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in this debenture resulted in an initial debt discount of $1,192,329 and an initial loss on the valuation of derivative liabilities of $262,219. At December 31, 2006, the Company revalued this derivative liability. For the year ended December 31, 2006 the Company recorded a gain on valuation of derivative liability of $801,367.

The amount allocated as a discount on the debenture for the value of the warrants and conversion option will be amortized to interest expense, using the effective interest method, over the term of the debenture.

On August 30, 2006, Candent Corporation ("Candent") purchased $255,077 of convertible debt previously issued by the Company to an unaffiliated third party. The Convertible Debenture provides for no interest and is convertible into the Company's common stock at the lesser of (a) 0.001 per share or (b) the amount of this debenture to be converted divided by 90% of the closing market price of the Maker's common stock for the day prior to the date of the exercise of such conversion right. Candent will be entitled to convert the debenture on the basis of the conversion price into the Company's common stock, provided that Candent cannot convert into shares that would cause Candent to own more 4.9% of the Company's outstanding common stock. The Candent debenture matured on December 31, 2006. As of December 31, 2006 the Company has not been notified by Candent to demand payment of the convertible debenture. The former president of Candent is the wife of the Company's former Chief Executive Officer.

On August 30, 2006, Candent purchased $85,049 of convertible debt previously issued by the Company to a former officer of the Company, the principal balance of which debt was originally $242,997. These convertible debentures provide for no interest and conversion into the Company's common stock at a rate equal to 90% of the closing market price of the Company's common stock for the day prior to the date of the exercise of such conversion right. Each holder will be entitled to convert their debenture on the basis of the conversion price into the Company's common stock, provided that each holder cannot convert into shares that would cause that holder to own more than 4.9% of the Company's outstanding common stock. Each debenture matured on December 31, 2006. During February 2007, Candent purchased $25,000 of the former officer debenture and Cornell purchased the Candent debenture of $85,049 and the $132,948 remaining on the former officer's debenture. The terms of the purchased debentures were not changed. As of December 31, 2006 the Company has not been notified by any party to demand payment of the convertible debentures.

The Company determined that the conversion features of the assumed convertible debentures represent an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the assumed convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At December 31, 2006 the fair value of the conversion derivative liability created by the assumed debentures calculated using the Black-Scholes model was $59,031. For the period of inception (January 14, 2006) to December 31, 2006 the unrealized loss on the derivative instruments created by these debentures were $147.

At the valuation date of December 31, 2006, the following assumptions were applied to all convertible debt:

Market price                                           $             0.12
Exercise prices                                              $0.108-$0.85
Expected Term (Days)                                                   10
Volatility                                                   181%-187.33%
Risk-free interest rate                                       4.70%-4.74%

The convertible debenture liability is as follows at December 31, 2006:

 Convertible debentures payable     $                         1,710,403
Less: unamortized discount on debentures                      (900,826)
                                                              ---------
   Convertible debentures, net - long term                 $   809,577
                                                           ============

NOTE 9 - DUE TO RELATED PARTIES

Due to related parties consists of the following at December 31, 2006:

Greenshift Corporation                                     $    506,419
Candent Corporation                                             250,000
GS Ethanol Technologies, Inc.                                   207,671
                                                           ------------
                                                           $    963,820


During the period of inception (January 14, 2006) to December 31, 2006, the Company recorded $9,178 of interest expense for amounts due to GreenShift Corporation. This amount remains outstanding at December 31, 2006.

GreenShift Corporation is the Company's parent. GS Ethanol Technologies, Inc. is a subsidiary of GreenShift, and the former president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock of Candent is held in trust for the benefit of its former president. All amounts are non-interest bearing.

NOTE 10 - INCOME TAXES

The deferred tax asset of $423,973 at December 31, 2006 arises from temporary differences due to the current year net operating loss. The Company has assessed the evidence of its forecasted future year operations against the potential likelihood of the realization of the deferred tax assets to make the determination that $423,973 of deferred tax assets at December 31, 2006 will not be realized.

The Company has net operating loss carryforward for federal income tax purposes of approximately $1,060,000, which is available to reduce future income taxes. If not used, the carryforward expires in 2026.

The reconciliation of income tax attributable to income before income taxes computed at the U.S. federal statutory rate (34%) to income tax expense is as follows:

Expected tax at US Statutory rate                          $     75,336
State and local taxes - net of federal income tax effect         13,295
Permanent items                                               (512,604)
Valuation allowance                                            423,973
                                                           ------------
                                                           $         --
                                                           ============

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

Approximate future minimum lease payments under operating leases as of December 31, 2006 are as follows:

                 Year Ending
                 December 31,
                 -----------
                     2007                                  $     45,000
                     2008                                        45,000
                     2009                                         7,500
                                                           ------------
                                                           $     97,500

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

EMPLOYMENT AGREEMENTS

In February 2007 the Company entered into a three-year employment agreement with the President of its newly formed wholly owned subsidiary. The annual salary stipulated in the agreement is $125,000 but could increase to $150,000 based on the subsidiary's achievement of pre-tax operating profits for two consecutive calendar quarters.

In April 2007 the Company entered into an amended employment with the Chief Science Officer of General Ultrasonics. The agreement is for a term of five years calls for an annual salary of $150,000, a minimum annual bonus of $250,000, and requires the Company to issue Series B Preferred Stock corresponding to 5% of the Company's fully diluted capital stock to the Chief Science Officer.

CONVERTIBLE DEBENTURES

On February 26, 2007, the Company entered into a Securities Purchase Agreement (the "February 2007 CCP Agreement"), with Cornell Capital Partners, LP, ("Cornell"). In connection with the February 2007 CCP Agreement, Cornell purchased secured convertible debentures amounting to $1,125,000 due on February 26, 2009.

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

NOTE 13 - CONTINGENT LIABILITIES

The Company's General Ultrasonics subsidiary is party to the matter entitled LeBlanc v. Tomoiu., et. al., which action was filed in the Superior Court of Connecticut. The verified complaint, which also names GreenShift Corporation and certain of its affiliates, seeks damages relating to the acquisition by General Ultrasonics of the stock of H2 Energy Solutions, Inc. from substantially all of its shareholders, as well as attorney's fees and costs. General Ultrasonics has responded to the verified complaint and denies any liability.

NOTE 14 - RESTATEMENT

The Company has restated its financial statements for the period of inception (January 14, 2006) to December 31, 2006.

On July 26, 2007, the Company determined that it was liable for approximately $498,000 of convertible debt along with approximately $59,000 of related derivative liabilities at October 9, 2006, the reverse merger date, and at December 31, 2006. The following outlines the changes:

     1. A subsidiary of the Company that was spun-off in 2006 issued convertible debt in the principal amount of $498,074 several years ago. Management of the Company was presented with evidence that the convertible debentures along with the related derivative liability of $58,884 for the conversion features related to these debentures were liabilities of the Company at the reverse merger date of October 9, 2006. The Company calculated the derivative liability to be $59,031 on the conversion feature related to these debentures at December 31, 2006 and incurred an unrealized loss of $147 for the period of inception (January 14, 2006) to December 31, 2006. The Company originally did not record the long-term convertible debentures and related derivative liability at the reverse merger date and did not calculate the unrealized loss on these derivative instruments for the period of inception (January 14, 2006) to December 31, 2006.

In addition the Company reviewed and revised its conclusions regarding its derivative instruments at December 31, 2006. The following outlines the changes:

     1. The expected term used in the Black-Scholes model used to calculate derivative liability of $531,333 at December 31, 2006 related to conversion feature on the Highgate/Cornell convertible debenture was ten days. The unrealized gain on derivative instruments related to the conversion feature on the Highgate/Cornell debenture was $801,367 for the period of inception (January 14, 2006) to December 31, 2006. The Company originally used an expected term of 2.25 years in the original Black-Scholes model used to calculate the original derivative liability of $1,474,827 and recorded a unrealized loss of derivative instruments of $142,127 for the period of inception (January 14, 2006) to December 31, 2006.

     2. The 1,652,000 warrants attached to the Highgate/Cornell convertible debenture were determined not to be a derivative instrument under accounting principles generally accepted in the United States of America. The Company originally recorded a derivative liability of $1,230,330 and $198,193 at October 9, 2006 (reverse merger date) and December 31, 2006, respectively, and an unrealized gain on derivative instruments of $1,032,137 for the period of inception (January 14, 2006) to December 31, 2006.

The impact of these adjustments on the Company's financial results as originally reported at December 31, 2006 and for the period of inception (January 14, 2006) to December 31, 2006 is summarized below:

                                      As Reported    As Restated
                                     ----------------------------
Current liabilities ..............   $ 2,123,022    $ 1,040,366

Total liabilities ................   $ 3,398,345    $ 2,813,763

Total Stockholders' Deficiency ...   $  (769,526)   $  (184,944)

Net income .......................   $   310,365    $   221,575

Basic and diluted income per share   $      0.03    $      0.02

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

In connection with that evaluation, the Company's chief executive officer and chief financial officer determined that:

o The recently discovered debts that are the reason for the restatement in this amended filing were incurred prior to the 2006 acquisition of a controlling interest in GS Carbon by GreenShift Corporation

o In connection with the acquisition of control by GreenShift, a complete change in management occurred. No person who had knowledge of those debts remained associated with GS Carbon on March 31, 2007.

o As soon as management became aware of the debts, it disclosed its awareness of the debts in the Annual Report on Form 10-KSB for 2006 and commenced an investigation of the debts.

In addition the Company reviewed and revised its conclusions regarding its derivative instruments at December 31, 2006 based on subsequent review of the facts and circumstances that existed at December 31, 2006.

Based on the foregoing analyses, the Company's chief executive officer and chief financial officer concluded that there was a flaw in the Company's disclosure controls and procedures as of March 31, 2007 to the extent that its books and records for the periods prior to the acquisition of control by GreenShift were incomplete and there was no employee remaining from the period prior to the acquisition who could provide information to the chief executive officer and chief financial officer regarding the missing information.

Except as set forth above, the Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

Name and Principal Position                 Annual Compensation                      Long-term
                                                                                    Compensation
----------------------------------------------------------------------------------------------------------------------
                                     Year     Salary      Bonus       Other         Securities Underlying    All Other
                                                                                   Options Granted (shares)  Compensation
----------------------------------------------------------------------------------------------------------------------
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

Name and Address of Beneficial Owner     Amount and Nature of Beneficial      Percent and Class of Stock
                                                   Ownership
--------------------------------------------------------------------------------------------------------
Kevin Kreisler (1)                                    322,234,884                     80% Common Stock
                                                          100,000              100% Series B Preferred

(1) Except for 1,700,000 shares of Company common stock held directly by Kevin Kreisler, all shares are held directly by GreenShift Corporation, an affiliate of Kevin Kreisler that is majority controlled by Viridis Capital, LLC, an affiliate of Kevin Kreisler

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During October 2006, the Company acquired a 10% in Sterling Planet, Inc. ("Sterling"), a 10% stake in TerraPass, Inc. ("TerraPass"), a 30% stake in Air Cycle Corporation ("Air Cycle"), and a 70% stake in General Ultrasonics Corporation ("GUC") from related parties in a series of transactions in return for 7,200,000 shares of the Company's common stock and 100,000 shares of the Company's Series B preferred stock.. These entities were purchased from GreenShift Corporation ("GreenShift") and its affiliates. On October 13, 2006, GreenShift surrendered 1,200,000 shares of the Company's common stock to the Company for cancellation. As a result of these transactions, and as of December 31, 2006, GreenShift held 6,000,000 shares of the Company's common stock and 100,000 shares of the Company's Series B preferred stock. The Company's Series B preferred stock includes conversion adjustment provisions that, until December 31, 2008, automatically adjust the conversion and voting rate of the Series B preferred stock to be and remain at all times equal to 80% of the fully-diluted issued and outstanding capital stock of the Company when taken with any Company common stock then-held by GreenShift at the time of any such conversion. GreenShift is majority owned by Viridis Capital, LLC, which company is wholly owned by the Company's chairman and chief executive officer.

                                     PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8K

Index to Exhibits

Exhibit Number             Description

3.1 Certificate of Incorporation of GS Carbon Corporation - filed as an Exhibit to the Company's Registration Statement on Form 8-A filed on December 7, 2006, and incorporated herein by reference.

3.2 Bylaws of GS Carbon Corporation - filed as an Exhibit to the Company's Registration Statement on form 8-A filed on December 7, 2006, and incorporated herein by reference.

10.1 Agreement and Plan of Merger dated November 22, 2006 - filed as an Exhibit to the Company's Current Report on form 8K filed on December 7, 2006, and incorporated herein by reference.

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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

Rosenberg, Rich, Baker Berman & Co. was retained by the Company as its independent accountant on April 6, 2007. Prior to that date, Rosenberg Rich Baker Berman and Company had not performed any services for the Company or its subsidiaries.

Audit Fees

Rosenberg, Rich, Baker Berman & Co. billed $30,000 to the Company for professional services rendered for the audit of our 2006 financial statements.

Audit-Related Fees

Rosenberg, Rich, Baker Berman & Co. LLP billed $0 to the Company in 2006 for assurance and related services that are reasonably related to the performance of the 2006 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg, Rich, Baker Berman & Co. billed $0 to the Company in 2006 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rosenberg, Rich, Baker Berman & Co. billed $0 to the Company in 2006 for services not described above. It is the policy of the Company's Board of Directors that all services other than audit, review or attest services must be pre-approved by the Board of Directors. All of the services described above were approved by the Audit Committee.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

SEAWAY VALLEY CAPITAL CORPORATION
(FORMERLY KNOW AS "GS CARBON CORPORATION")

By:              /S/      THOMAS SCOZZAFAVA
                 ---------------------------------------
                          THOMAS SCOZZAFAVA
                          Chairman & Chief Executive Officer
                          Chief Financial Officer


Date:                     October 11, 2007


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.