Form 10QSB/A
period 2007-03-31
SEAWAY VALLEY CAPITAL CORP
filed 2007-10-12
CIK 884380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                  FORM 10-QSB/A
                                 Amendment No. 1
                            -------------------------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2007

                          COMMISSION FILE NO.: 0-52356


                        SEAWAY VALLEY CAPITAL CORPORATION
                   (FORMERLY KNOW AS "GS CARBON CORPORATION")
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


The  number  of  outstanding  shares  of  common  stock as of  May21,  2007 was:
421,577,063.

Transitional Small Business Disclosure Format:  Yes        No  X .
                                                    ----      ---

                                EXPLANATORY NOTE

                       RESTATEMENT OF FINANCIAL STATEMENTS


This Amendment No. 1 on Form 10-QSB/A, which amends and restates items identified below with respect to the Form 10-QSB, filed by Seaway Vally Capital Corporation (formerly known as "GS Carbon Corporation") ("we" or "the Company") with the Securities and Exchange Commission (the "SEC") on May 22, 2007 (the "Original Filing"), is being filed to reflect the restatement of our financial statements for the three months ended March 31, 2007.

As previously announced, our management, on July 26, 2007, concluded that the Company's previously filed financial statements as of and for the three months ended March 31, 2007, should no longer be relied upon as a result of the Company's determination that it was liable for approximately $498,000 of convertible debt along with approximately $59,000 of related derivative liabilities at October 9, 2006, the reverse merger date, December 31, 2006 and March 31, 2007. In addition, management reviewed and revised its conclusions regarding its derivative instruments at December 31, 2006 and March 31, 2007. These conclusions were based upon conversations between the Company and its independent auditors (Rosenberg Rich Baker Berman, CPA). During this process, management and the Board of Directors of the Company were alerted to the facts and circumstances related to the Company's liability for these debts and the revisions to the derivative calculations. Authorized officers of the Company discussed this matter with the Company's independent public accounting firm who agreed that the Company's previously issued financial statements described above could not be relied upon and needed to be restated. See "Note 12 - Restatement" in the Notes to Financial Statements for further details. This Form 10-QSB/A also amends the disclosure under "Item 3. Controls and Procedures" in the Original Filing.

This Form 10-QSB/A only amends and restates certain information in Item 1 (Financial Statements), Item 2 (Management's Discussion and Analysis or Plan of Operation), Item 3 (Controls and Procedures) and Item 6 (Exhibits), and such amendment and restatement with respect to Items 1 and 2 only reflect the restatement of the financial statements as described above. Except for the foregoing amended and restated information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than the restatement), and such forward-looking statements should be read in their historical context. This Form 10-QSB/A should be read in conjunction with the Company's filings made with the SEC subsequent to the Original Filing, including any amendments to those filings

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)



       GS CARBON CORPORATION AND SUBSIDIARIES, A DEVELOPMENT STAGE COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2007
                           (AS RESTATED, SEE NOTE 12)


ASSETS

Current assets:
     Cash ...................................................   $    58,887

Property and equipment, net .................................       140,953

Other Assets:
     Investments - at cost ..................................     1,935,763
     Investments - equity method ............................       303,078
     Security deposits ......................................         7,548
     Due from related party (Note 6) ........................       368,566
     Deferred financing costs (Note 5) ......................       119,792
     Technology licenses, net (Note 4) ......................       418,494
                                                                -----------
         Total other assets .................................     3,153,241
                                                                -----------

TOTAL ASSETS ................................................   $ 3,353,081
                                                                ===========



LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
     Accounts payable .......................................   $   300,585
     Accrued expenses .......................................       175,899
   Derivative
liability - convertible debentures (Note 5) .................     2,980,069
                                                                -----------


         Total current liabilities ..........................     3,456,553

     Convertible debentures payable, net - long term (Note 5)     1,286,542
     Investments payable (Note 4) ...........................       191,427
     Due to related parties .................................       740,417
                                                                -----------
TOTAL LIABILITIES ...........................................     5,674,939

Commitments (Note 11) .......................................          --



STOCKHOLDERS' DEFICIENCY

Series A voting preferred stock ($.0001 par value; 100,000
  shares authorized; no shares issued and outstanding) ......          --

Series B voting preferred stock ($.0001 par value; 100,000
  shares authorized; 78,250 shares issued and outstanding) ..             7

Common stock, $0.0001 par value, 2,500,000,000 authorized;
 178,244,542 issued and outstanding .........................        17,825
Additional paid-in capital ..................................     3,426,590
Deficit accumulated during the development stage ............    (5,766,280)
                                                                -----------
Total stockholders' deficiency ..............................    (2,321,858)
                                                                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ..............   $ 3,353,081
                                                                ===========


        The notes to the consolidated condensed financial statements are an integral part of these statements.


       GS CARBON CORPORATION AND SUBSIDIARIES, A DEVELOPMENT STAGE COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
          THE PERIOD OF INCEPTION (JANUARY 14, 2006) TO MARCH 31, 2007




                                                                       Period of       Period of
                                                                      Inception       Inception
                                                      Three Months  (Jan. 14, 2006)  (Jan. 14, 2006)
                                                         Ended               to           to
                                                     March 31, 2007  March 31, 2006  March 31, 2007
                                                     ----------------------------------------------
                                                     (As restated)                    (As Restated)
                                                     (See Note 12)                     (See Note 12)


Selling, general and administrative expenses ......   $    356,929    $     38,147    $  1,245,770
Share based compensation ..........................      1,810,654            --         1,810,654
                                                      ------------    ------------    ------------


Operating loss ....................................     (2,167,583)        (38,147)     (3,056,424)

Other income (expense):
     Forgiveness of the registration rights penalty           --              --           480,290
     Unrealized loss on derivative instruments ....     (2,389,705)           --        (1,588,485)
     Interest expense .............................       (180,093)         (4,090)       (351,187)
     Interest income ..............................         11,078            --            11,078
                                                       ------------    ------------    ------------

Net loss ..........................................   $ (4,726,303)   $    (42,237)   $ (4,504,728)
                                                      ============    ============    ============

Basic and diluted income per share ................   $      (0.06)   $     (42.24)   $       --
                                                      ============    ============    =============

Weighted average of shares of common stock
  outstanding, basic and diluted ..................     75,211,131           1,000            --
                                                      ============    ============    =============























       The notes to the consolidated condensed financial statements are an integral part of these statements.



      GS CARBON CORPORATION AND SUBSIDIARIES, A DEVELOPMENT STAGE COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND
          THE PERIOD OF INCEPTION (JANUARY 14, 2006) TO MARCH 31, 2006



                                                                                            Period of       Period of
                                                                                           Inception       Inception
                                                                          Three Months   (Jan. 14, 2006) (Jan. 14, 2006)
                                                                              Ended           to                to
                                                                         March 31, 2007  March 31, 2006   March 31, 2007
                                                                         ------------------------------------------------
                                                                          (As Restated)                    (As Restated)
                                                                          (See Note 12)                   (See Note 12)

Net cash used in operating activities ....................................   $  (333,352)   $  (108,900)   $(1,090,007)
Cash flows from investing activities:
     Purchase of machinery and equipment .................................          --             --         (156,977)
     Acquisition of technology license ...................................          --          (50,000)       (50,000)
                                                                             -----------    -----------    -----------
         Cash used in investing activities ...............................          --          (50,000)      (206,977)
                                                                             -----------    -----------    -----------


Cash flows from financing activities:
     Proceeds from convertible debt ......................................     1,000,000           --        1,000,000
     Advances from/(payments to) related parties, net ....................      (607,949)       349,437        355,871
                                                                             -----------    -----------    -----------
         Cash provided by financing activities ...........................       392,051        349,437      1,355,871

Net increase in cash .....................................................        58,699        190,537         58,887
Cash at beginning of the period ..........................................           188           --             --
                                                                             -----------    -----------    -----------
Cash at end of the period ................................................   $    58,887    $   190,537    $    58,887
                                                                             ===========    ===========    ===========

      Supplemental Schedule of non-Cash Investing and Financing Activities


Issuance of GS Carbon Trading, inc. shares
     in exchange for the transfer of holdings in
     cost and equity method investment ...................................   $      --      $      --      $   107,134
                                                                             ===========    ===========    ===========

DirectView, inc. net liabilities assumed, October 9, 2006 ................   $      --      $      --      $ 2,645,360
                                                                             ===========    ===========    ===========

Acquisition of technology license ........................................   $   191,427    $   211,328    $   402,755
                                                                             ===========    ===========    ===========
Discount on convertible debt .............................................   $   954,603    $      --      $   954,603
                                                                             ===========    ===========    ===========













       The notes to the consolidated condensed financial statements are an integral part of these statements.


Note 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the amended financial statements, schedule and notes contained in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2006.

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

GS Carbon Trading, Inc. was incorporated under the State of Delaware on August 30, 2006. GS Carbon Trading, Inc. was a development stage company that owned two cost method investments and one equity method investment.

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

Going Concern

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2007, the Company has no established source of revenues. The Company has also, accumulated losses of $4,504,728 and used $1,090,007 in cash from operations since its commencement. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The following table sets forth the computation of basic and diluted loss per share:

                                                                                    March 31,
                                                                               2007            2006
---------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)     (Unaudited)
Numerator:
Net loss - basic and diluted .............................................   $ (4,726,303)   $    (42,237)
                                                                             ------------    ------------

Denominator:
Weighted average shares - basic ..........................................     75,211,131           1,000
                                                                             ------------    ------------

Effect of dilutive stock warrants and convertible preferred stock and debt           --              --
                                                                             ------------    ------------
Denominator for diluted earnings per share ...............................     75,211,131           1,000
                                                                             ------------    ------------

Loss per share
Basic ....................................................................   $      (0.06)   $     (42.24)
                                                                             ------------    ------------

Diluted ..................................................................   $      (0.06)   $     (42.24)
                                                                             ============    ============

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

On February 26, 2007, GCC acquired patent-pending technologies involving carbon aerogel composites (United States Patent Application Nos. 10/327,300, 10/695,214, 10/800,993, 10/840,544, and 10/198,095) (the "GCC Technologies") and
several executory contracts pertaining to the GCC Technologies in return for $191,427 and preferred stock convertible into five percent of the fully diluted capital stock of the Company. Among these contracts is a contract with United Technologies Corporation for work to be performed in cooperation with the U.S. Department of Energy. As of March 31, 2007, the $191,427 is classified as an investment payable and the preferred stock has not been issued.

Technology licenses consist of the following at March 31, 2007:

Technology licenses                            $452,755
Less: Accumulated amortization                   34,261
                                             ----------
Technology licenses, net                       $418,494
                                               ========

Amortization expense related to the technology license was $8,128, $4,533 and $6,533 for the three months ended March 31, 2007 and 2006 and the period of inception (January 14, 2006) to March 31, 2007, respectively. The estimated aggregate amortization expense for the next five years is estimated to be approximately $45,000 for each year.

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

The Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivative meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as separate a derivative with a corresponding value recorded as liability. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet. The change in the fair value of the liability for derivative contracts will be credited to other income/ (expense) in the consolidated statements of operations. The $1,212,329 face amount of the debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in this debenture resulted in an initial debt discount of $1,192,329 and an initial loss on the valuation of derivative liabilities of $262,219. At March 31, 2007 the conversion derivative liability on the Highgate debt calculated using the Black-Scholes model was $1,514,428. For the three months ended March 31, 2007 the unrealized loss on the conversion derivative on the Highgate date was $ 983,095.

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

In addition the Company issued to Cornell a warrant to purchase 50,000,000 shares of the Company's common stock at $0.03 a share. The value of the warrant was calculated to be $712,125 at the time of the issuance using the guidance found in APB Opinion 14, "Accounting for Convertible Debt and Debt issued with Detachable Stock Purchase Warrants" and was recorded as a discount. The discount is amortized to interest expense using the effective interest method of amortization. The Company determined that the conversion feature of the convertible debenture represents an embedded derivative since the debenture is convertible into a variable number of shares upon conversion. Accordingly, the convertible debenture is not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At March 31, 2007 the fair value of the conversion derivative liability created by this debenture calculated using the Black-Scholes model was $1,406,250. For the three months ended March 31, 2007 the unrealized gain on the derivative instrument created by this debenture was $1,406,250.

On August 30, 2006, Candent Corporation ("Candent") purchased $255,077 of convertible debt previously issued by the Company to an unaffiliated third party. The Convertible Debenture provides for no interest and is convertible into the Company's common stock at the lesser of (a) 0.001 per share or (b) the amount of this debenture to be converted divided by 90% of the closing market price of the Maker's common stock for the day prior to the date of the exercise of such conversion right. Candent will be entitled to convert the debenture on the basis of the conversion price into the Company's common stock, provided that Candent cannot convert into shares that would cause Candent to own more 4.9% of the Company's outstanding common stock. The Candent debenture matured on December 31, 2006. As of March 31, 2007 the Company has not been notified by Candent to demand payment of the convertible debenture. The former president of Candent is the wife of the Company's former Chief Executive Officer.

On August 30, 2006, Candent purchased $85,049 of convertible debt previously issued by the Company to a former officer of the Company, the principal balance of which debt was originally $242,997. These convertible debentures provide for no interest and conversion into the Company's common stock at a rate equal to 90% of the closing market price of the Company's common stock for the day prior to the date of the exercise of such conversion right. Each holder will be entitled to convert their debenture on the basis of the conversion price into the Company's common stock, provided that each holder cannot convert into shares that would cause that holder to own more than 4.9% of the Company's outstanding common stock. Each debenture matured on December 31, 2006. During February 2007, Candent purchased $25,000 of the former officer debenture and Cornell purchased the Candent debenture of $85,049 and the $132,948 remained on the former officer's debenture. The terms of the purchased debentures were not changed. As of March 31, 2007 the Company has not been notified by any party to demand payment of the convertible debentures.

The Company determined that the conversion features of the assumed convertible debentures represent an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the assumed convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At March 31, 2007 the fair value of the conversion derivative liability created by the assumed debentures calculated using the Black-Scholes model was $59,391. For the three months ended March 31, 2007 the unrealized loss on the derivative instruments created by these debentures was $360.

The following assumptions were applied to all convertible debt:

                                             March 31,
                                                2007
----------------------------------------------------------
Market price                                   $0.04
Exercise prices                            $0.017- $0.369
Expected volatility                        183% - 187.7%
Expected dividends                              None
Expected term (in days )                       10-30
Risk-free interest rate                        4.54%%

The convertible debentures liability is as follows at March 31, 2007:

Convertible debentures payable                           $2,768,793

Less: unamortized discount on debentures                  1,482,251
                                                         ----------

 Convertible debentures, net - Long term                 $1,286,542
                                                         ==========


Note 6   - DUE TO/FROM RELATED PARTIES

At March 31, 2007 the Company owed Greenshift Corporation $539,254 and GreenShift owed the Company $907,820, for a net amount of $368,566.

Due to related parties consists of the following at March 31, 2007:

Candent Corporation                                       $ 466,000
GS Ethanol Technologies, Inc.                               219,317
GS Advanced Application                                       5,100
Due to officer                                               50,000
                                                          ---------
                                                          $ 740,417
                                                          =========

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

On February 26, 2007, GreenShift converted its 6,250 shares of the Company's Series B Voting Preferred Stock into 101,402,363 shares of the Company's Common Stock.

On February 26, 2007, the Company increased its additional paid in capital by $712,125 for the value of the detachable warrants issued in connection with the February 26, 2007 Cornell Convertible debenture (Note 5) in accordance with the guidance found in APB Opinion 14, "Accounting for Convertible Debt and Debt issued with Detachable Stock Purchase Warrants".

On March 2, 2007, Cornell Capital converted $52,850 of its convertible debentures into 5,285,000 shares of the Company's Common Stock

On March 21, 2007, Cornell Capital converted $13,760 of its convertible debentures into 1,376,000 shares of the Company's Common Stock

On March 29, 2007, the Company issued 35,000,000 shares of common stock to employees for services provided. The fair value of the awards was determined by the closing price of its stock on the issuance date. For the three months ended March 31, 2007 the Company incurred $1,050,000 of share based compensation related to these issuance.

Note 9 - COMMITMENTS

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

Note 10 - CONTINGENT LIABILITY

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

Note 11 - SUBSEQUENT EVENT

In April 2007, the company entered into an amended employment with the Chief Science Officer of General Ultrasonics. The agreement is for a term of five years calls for an annual salary of $150,000, a minimum annual bonus of $250,000, a signing bonus of $62,500, and requires the Company to Issue Series B Preferred Stock corresponding to 5% of the Company's fully diluted capital stock to the Chief Science Officer.

In April 2007, GreenShift converted 12,500 shares of the Company's Series B Preferred Stock into 200,832,521 shares of common stock.

On May 4, 2007, GCC amended the February 26, 2007 Technology Acquisition Agreement. The amendment provided for the replacement of the GSCR preferred stock with 400,000 shares of common stock in General Carbonics Corporation equal to 40% of GCC.

On May 14, 2007, the Company's parent, GreenShift Corporation, executed an agreement to sell its majority stake in the company to Seaway Capital, Inc. Seaway Capital, Inc. has agreed to assume up to 4500,000 of the Company's legacy debt and GreenShift Corporation will retain the Company's current operating subsidiaries by transferring the stock of the subsidiaries to GS CleanTech Corporation.

Note 12 - RESTATEMENT

The Company has restated its financial statements for the period of inception (January 14, 2006) to December 31, 2006 and the three months ended March 31, 2007.

On July 26, 2007, the Company determined that it was liable for approximately $498,000 of convertible debt along with approximately $59,000 of related derivative liabilities at October 9, 2006, the reverse merger date and at December 31, 2006 and March 31, 2007. The following outlines the changes:

     1. A subsidiary of the Company that was spun-off in 2006 issued convertible debt in the principal amount of $498,074 several years ago. Management of the Company was presented with evidence that the convertible debentures along with the related derivative liability of $58,884 for the conversion features related to these debentures were liabilities of the Company at the reverse merger date of October 9, 2006. The Company calculated the derivative liability to be $59,391 and $59,031 on the conversion feature related to these debentures at March 31, 2007 and December 31, 2006, respectively, and incurred an unrealized loss of $360 and $147 for the three months ended March 31, 2007 and the period of inception (January 14, 2006) to December 31, 2006, respectively . The Company originally did not record the long-term convertible debentures and related derivative liability at the December 31, 2006 and March 31, 2007 and did not calculate the unrealized loss on these derivative instruments for the three months ended March 31, 2007 and period of inception (January 14, 2006) to December 31, 2006.

In addition the Company reviewed and revised its conclusions regarding its derivative instruments at December 31, 2006. The following outlines the changes:

     1. The expected term used in the Black-Scholes model used to calculate derivative liability of $1,514,428 and $531,333 at March 31, 2007 and December 31, 2006, respectively, related to conversion feature on the Highgate/Cornell convertible debenture was ten days. The unrealized gain/(loss) on derivative instruments related to the conversion feature on the Highgate/Cornell debenture was $(983,095) and $801,367 for the three months ended March 31, 2007 and the period of inception (January 14, 2006) to December 31, 2006, respectively. The Company originally used an expected term of 2.0 and 2.25 years in the original Black-Scholes model used to calculate the original derivative liability of $2,536,931 and $1,474,827 at March 31, 2007 and December 31, 2006, respectively. The Company originally recorded an unrealized loss of derivative instruments of $1,062,104 and $142,127 for three months ended March 31, 2007 and the period of inception (January 14, 2006) to December 31, 2006, respectively.

     2. The 1,652,000 warrants attached to the Highgate/Cornell convertible debenture were determined not to be a derivative instrument under accounting principles generally accepted in the United States of America. The Company originally recorded a derivative liability of $1,230,330 and $198,193 at October 9, 2006 (reverse merger date) and December 31, 2006, respectively, and an unrealized gain on derivative instruments of $1,032,137 for the period of inception (January 14, 2006) to December 31, 2006. In addition the Company originally recorded a derivative liability of $50,396 and an unrealized gain on derivative instruments of $147,797 as of and for the three months ended March 31, 2007.

     3. The Company determined that a beneficial conversion did not exist when the February 26, 2007 Cornell convertible debenture was issued. The Company originally recorded $221,208 in interest expense for the three months ended March 31, 2007 related to the beneficial conversion.

     4. The Company determined the offset to the discount of $712,125 created by the detachable warrants granted in conjunction with the issuance of the Cornell Convertible debenture on February 26, 2007 was additional paid in capital. The Company originally recorded the offset to derivative liability. The Company also determined that the detachable warrants issued with the Cornell Convertible debenture were not derivative instruments. The Company originally recorded an unrealized loss on the derivative instruments of $1,227,875 for the three months ended March 31, 2007.

     5. The Company determined that the conversion feature on the February 26, 2007 Cornell debenture was not an embedded derivative and a further discount on the debt did not exist. The Company originally recorded the transaction as follows;

          a. The fair value of the embedded derivative of $242,478 as a derivative liability with a corresponding amount recorded as a discount on the debenture on February 26, 2007.

          b. A derivative liability created by this debenture of $76,423 and an unrealized gain on derivative instruments of $166,055 for the three months ended March 31, 2007.

          c. $10,103 in interest expense for the three months ended March 31, 2007 based on the amortization of the original debt discount recorded.

The impact of these adjustments on the Company's financial results as originally reported as of and for the three months ended March 31, 2007 is summarized below:

                                                  As Reported       As Restated
                                                  -----------------------------
Current liabilities ............................   $ 5,080,234    $ 3,456,553

Total liabilities ..............................   $ 6,568,171    $ 5,674,939

Total Stockholders' Deficiency .................   $(3,215,090)   $(2,321,858)

Net loss .......................................   $(4,544,026)   $(4,726,303)

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

GS Carbon had approximately $58,887 in cash at March 31, 2007 and had current liabilities totaling $3,456,553. These matters raise substantial doubt about GS Carbon's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

The issuance of shares under our agreements with Cornell and Highgate could increase our outstanding shares by over 30%.

While Cornell and Highgate are subject to restrictions on conversion of their respective debentures limiting their ownership to 4.9% of our common stock, upon default the Cornell March 31, 2007. The issuance of these shares would dilute the interest of our current shareholders by over 30%.

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

Our total liabilities as of March 31, 2007 were $5,674,939. We cannot afford to pay these amounts out of our operating cash flows and our ability to operate will be significantly impaired if we cannot reduce the Cornell and Highgate debt with registered stock.


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

Interest Expense and Financing Costs

Interest expenses and financing costs for the period ended March 31, 2007 were $180,093 and were primarily attributable to our existing financing agreements with Candent, Cornell Capital Partners, LLP and Highgate House Funds, Ltd.

Net Income

Our net loss for the period ended March 31, 2007 was $4,726,303. The net loss incurred was due to the expenses and other factors described above.

Liquidity and Capital Resources

The Company had $476,484 in accounts payable and accrued expenses at March 31, 2007. GS Carbon intends to satisfy these amounts predominantly out of cash flows from its operations and financing activities. The Company had negative working capital of $3,397,666 at March 31, 2007, of which $2,980,069 related to derivative liabilities created by the conversion features found on the Highgate, Cornell and Candent debentures.

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

In addition the Company reviewed and revised its conclusions regarding its derivative instruments at December 31, 2006 and March 31, 2007 based on subsequent review of the facts and circumstances that existed at December 31, 2006 and March 31, 2007.

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

Except as set forth above there was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

None during the three months ended March 31, 2007

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB/A for the period ended March 31, 2007:

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



SEAWAY VALLEY CAPITAL CORPORATION
(FORMERLY KNOWN AS "GS CARBON CORPORATION")



By:             /S/      THOMAS SCOZZAFAVA
                --------------------------
                         THOMAS SCOZZAFAVA
                         Chairman & Chief Executive Officer
                         Chief Financial Officer


Date:                    October 11, 2007