Form 10QSB
period 2007-09-30
SEAWAY VALLEY CAPITAL CORP
filed 2007-11-14
CIK 884380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2007

                          COMMISSION FILE NO.: 0-52356


                        SEAWAY VALLEY CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                            20-5996486
--------------------------------------------------------------------------------
(State of other jurisdiction of                                   (IRS Employer
incorporation or organization                                Identification No.)


10-18 Park Street, 2nd Floor,  Gouverneur, N.Y. 13642                     13642
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                 (315) 287-1122
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)



Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes _X__ No


The number of  outstanding  shares of common  stock as of November 14, 2007 was:
732,506,363

Transitional Small Business Disclosure Format:  Yes         No  X .
                                                    -----      ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                        SEAWAY VALLEY CAPITAL CORPORATION
                          (F/K/A GS CARBON CORPORATION)
                           A DEVELOPMENT STAGE COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2007
                                   (UNAUDITED)

ASSETS

Other Assets:
     Deposit on investment (Note 8). ......................   $   500,000
                                                              -----------
TOTAL ASSETS ..............................................   $   500,000
                                                              ===========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accrued expenses .....................................   $    26,125
     Derivative liability - convertible debentures (Note 4)       276,488
                                                              -----------

         Total current liabilities ........................       302,613

     Convertible debentures payable (Note 4) ..............       964,393
                                                              -----------


TOTAL LIABILITIES .........................................     1,267,006



STOCKHOLDERS' DEFICIENCY

Series A voting preferred stock ($.0001 par value; 100,000
  shares authorized; no shares issued and outstanding) ....          --

Series B voting preferred stock ($.0001 par value; 100,000
  shares authorized; 59,500 shares issued and outstanding)              8

Common stock, $0.0001 par value, 2,500,000,000 authorized;
     632,503,363 issued and outstanding ...................        63,251
Additional paid-in capital ................................     4,229,559
Deficit accumulated during the development stage ..........    (5,059,824)
                                                              -----------
Total stockholders' deficiency ............................      (767,006)
                                                              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ............   $   500,000
                                                              ===========


        The notes to the consolidated condensed financial statements are an integral part of these statements.


                        SEAWAY VALLEY CAPITAL CORPORATION
                          (F/K/A GS CARBON CORPORATION)
                           A DEVELOPMENT STAGECOMPANY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                  AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND
   THE PERIODS OF INCEPTION (JANUARY 14, 2006) TO SEPTEMBER 30, 2006 AND 2007
                                   (UNAUDITED)


                                                                                                    Period            Period
                                                                                                   of Inception      of Inception
                                                                                                 (Jan. 14, 2006) (Jan. 14, 2006)
                                                 Three Months Ended           Nine Months Ended         to              to
                                            Sept. 30, 2007  Sept. 30, 2006     Sept. 30, 2007    Sept. 30, 2006    Sept. 30, 2007
                                            ------------------------------------------------------------------------------------
Share Based Compensation .................   $        --      $        --      $   2,036,704    $        --      $   2,036,704
                                             -------------    -------------    -------------    -------------    -------------

Operating Loss ...........................            --               --          2,036,704             --          2,036,704

Other Income (expenses):
  Other Expenses .........................           5,976             --              5,976             --              5,976
  Unrealized gain on derivative ..........       3,183,074             --            313,876             --          1,115,096
  Interest expense .......................          (1,667)            --           (289,159)            --           (460,253)
                                             -------------    -------------    -------------    -------------    -------------

Income (Loss) From Continuing Operations .       3,187,383             --         (2,006,011)            --         (1,375,885)

Discontinued Operations, Net of Tax
  Gain on disposal of discontinued
  Operations .............................       2,234,974             --          2,234,974             --          2,234,974
  Loss from discontinued operations ......            --           (230,043)      (4,248,810)        (453,479)      (4,657,361)
                                             -------------    -------------    -------------    -------------    -------------


Net Income (Loss) ........................   $   5,422,357    $    (230,043)   $  (4,019,847)   $    (453,479)   $  (3,798,272)
                                             =============    =============    =============    =============    =============

Basic and Diluted Loss Per Share
Continuing Operations ....................   $        0.01    $        --      $       (0.01)   $        --
Discontinued Operations ..................            --            (230.04)           (0.01)         (453.48)
                                             -------------    -------------    -------------    -------------
Income (Loss) Per Share: Basic and Diluted   $        0.01    $     (230.04)   $       (0.02)   $     (453.48)
                                             =============    =============    =============    =============

Weighted average shares of common
Stock outstanding basic and diluted ......     427,812,861            1,000      291,214,058            1,000
                                             =============    =============    =============    =============


























          The notes to the consolidated condensed financial statements are an integral part of these statements.

         SEAWAY VALLEY CAPITAL COPORATION (F/K/A GS CARBON CORPORATION)
                           A DEVELOPMENT STAGE COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND
   THE PERIODS OF INCEPTION (JANUARY 14, 2006) TO SEPTEMBER 30, 2006 AND 2007
                                   (UNAUDITED)
                                                                                      Period of          Period of
                                                                                      Inception           Inception
                                                                Nine Months Ended   (Jan. 14, 2006) to (Jan. 14, 2006) to
                                                               September 30, 2007  September 30, 2006  September 30, 2007
                                                               ------------------  -----------------   --------------------
Net cash used in operating activities:
Net loss...........................................................    $(4,019,847)   $  (453,479)      $(3,798,272)
                                                                       -----------    -----------        -----------
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation and amortization ...................................        26,849         19,599            62,912
   Forgiveness of registration rights penalty ......................          --             --            (480,290)
   Unrealized loss on derivative instruments .......................     2,952,295           --           2,151,075
   Amortization of debt discount ...................................       320,743           --             421,771
   Loss on disposal of technology license ..........................       189,832           --             189,832
   Amortization of deferred financing fees .........................        20,833           --              20,833
   Share based compensation ........................................     2,036,704           --           2,036,704
   Gain on sale of investment ......................................       (76,487)          --             (76,487)
   Gain on sale of discontinued operations .........................    (2,234,974)          --          (2,234,974)
   Change in assets and liabilities:
     Security deposits .............................................          --           (7,548)           (7,548)
     Accounts payable ..............................................          --           39,141           287,432
     Accrued expenses ..............................................       103,180           --             (10,515)
                                                                       -----------    -----------       -----------
Net cash provided by (used in) operating activities ................      (680,872)      (402,287)       (1,437,527)
                                                                       -----------    -----------       -----------
Cash flow from investing activities:
   Purchase of property and equipment ..............................          --         (154,491)         (156,977)
   Proceeds from sale of investment ................................       326,917           --             326,917
   Cash assumed by GS CleanTech ....................................        (7,736)          --              (7,736)
   Acquisition of technology license ...............................          --          (50,000)          (50,000)
                                                                       -----------    -----------       -----------
     Net Cash provided by (used in) investing activities ...........       319,181       (204,491)          112,204
                                                                       -----------    -----------       -----------
Cash flows from financing activities:
   Proceeds from convertible debt ..................................     1,000,000           --           1,000,000
   Advances from (payments to) related parties, net ................      (638,497)       684,546           325,323
                                                                       -----------    -----------       -----------
Cash provided by financing activities .............................        361,503        684,546         1,325,323
Net increase (decrease) in cash.....................................          (188)        77,768              --
    Cash at beginning of the period ................................           188           --                --
                                                                       -----------    -----------       -----------
    Cash at end of the period ......................................   $      --      $    77,768       $      --
                                                                       ===========    ===========       ===========

               Supplemental Schedule of Non-Cash Investing and Financing Activities

Issuance of GS Carbon Trading, Inc. shares
  in exchange for the transfer of holdings in
  cost and equity method investments ...............................   $      --      $      --      $   107,134
Directview, Inc. net liabilities assumed, Oct. 9, 2006 .............   $      --      $      --      $ 2,645,360
Acquisition of technology license ..................................   $   191,427    $   211,328    $   402,755
Discounts on convertible debt ......................................   $   712,125    $      --      $   712,125
Conversion of convertible debt into common stock ...................   $   688,956    $      --      $   688,956
Conversion of preferred stock in common stock ......................   $         2    $      --      $         2
Conversion of common stock in preferred stock ......................   $         2    $      --      $         2
Investment deposit/ Convertible debenture payable (Note 4). ........   $   500,000    $      --      $   500,000
Acquisition of fixed assets ........................................   $     5,346    $      --      $     5,346
Deferred financing fees ............................................   $   125,000    $      --      $   125,000

          The notes to the consolidated condensed financial statements are an integral part of these statements.

                                       5

         SEAWAY VALLEY CAPITAL COPORATION (F/K/A GS CARBON CORPORATION)
                           A DEVELOPMENT STAGECOMPANY
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND
        THE PERIOS OF INCEPTION (JANUARY 14, 2006) TO SEPTEMBER 30, 2006
                                   (UNAUDITED)

Note 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Amended Report on Form 10-KSB/A for the year ended December 31, 2006.

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

Effective on November 27, 2006, DirectView, Inc., a Nevada corporation, reincorporated in the State of Delaware by merging with and into GS Carbon Trading, Inc., who changed its name to GS Carbon Corporation, a Delaware corporation which was a wholly owned subsidiary of DirectView. As a result of the merger, GS Carbon Corporation was the surviving corporation; the name of the surviving corporation was GS Carbon Corporation; and the Certificate of Incorporation and Bylaws of GS Carbon Corporation are the Certificate of Incorporation and Bylaws of the surviving corporation.

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

On February 26, 2007, the Company formed new subsidiary called General Carbonics Corporation ("GCC").

On July 1, 2007, Seaway Capital, Inc. acquired GreenShift's entire controlling stake in GS Carbon Corporation in return for the assumption of $498,074 legacy debt and $1,117,719 Highgate debt. As part of that transaction, GS Carbon's historical operating businesses were acquired by GreenShift Corporation affiliate, GS CleanTech Corporation (See Note 7).As of July 1, 2007, Seaway Capital, Inc. exerts significant influance over the Company's management.

Thomas W. Scozzafava, the founder and President of Seaway Capital, Inc., was named the new President, CEO and CFO of GS Carbon Corporation, and on August 16, 2007, GS Carbon Corporation was renamed "Seaway Valley Capital Corporation" (the "Company").

Seaway Capital Partners, LLC (the predecessor to Seaway Capital Inc.) ("Seaway Capital") was formed in 2002 as a money management, venture capital, and leveraged buyout company. Seaway Capital's business plan is to invest in majority and minority equity stakes and to enter into mezzanine debt agreements with various operating companies. Returns are intended to be in the form of the eventual share appreciation and dispossession of those equity stakes and income from loans made to businesses.

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

On July 1, 2007 the Company sold 100% of the capital stock of GS Carbon Trading, Inc., which owns certain cost and equity method investments, to GS CleanTech Corporation in return for the assumption by GS CleanTech of a $1,125,000 convertible debenture. (See Note 7).

Development Stage Company

The Company is a development stage company originally founded to facilitate decarbonization in ways that cost-effectively capitalize on the evolving carbon markets. GS Carbon's ambition was to affect reductions in the carbon intensity of energy consumption by investing in carbon trading, developing and commercializing advanced new decarbonization technologies, and by developing and owning renewable energy production assets. On July 1, 2007 the Company changed its business model and plans to make equity related and debt investments in companies that require expansion capital and in companies pursuing acquisition strategies. Since its formation the Company has not realized any significant revenues from its planned operations. The Company's primary activities since incorporation have been conducting research and development, performing business and strategic and financial planning.

Note 3   - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Derivative Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," require all derivatives to be recorded on the balance sheet at fair value. The embedded derivatives are separately valued and accounted for on our balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model used for determining the fair value of our derivatives is the Black Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management's judgment and may impact net income.

Net Income (Loss) per Common Share

In accordance with SFAS No. 128,"Earnings Per Share," Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had no outstanding warrants at September 30, 2007 (See Note 7).

The  following  table sets forth the  computation  of basic and  diluted  income
(loss) per share:
                                                                                                      Period of
                                                                                                      inception
                                                                                 Nine Months        (January 14, 2006)
                                                     Three Months Ended            Ended                  to
                                                       September 30,            September 30,        September 30,
                                                 2007               2006             2007                 2006
                                                -------------------------------------------------------------------
                                                 (Unaudited)        (Unaudited)     (Unaudited)      (Unaudited)
Numerator:
Net income (loss) - basic and diluted .......   $   5,422,357   $    (230,043)   $  (4,019,847)   $    (453,479)
                                                -------------   -------------    -------------    -------------
Denominator:

Weighted average shares - basic .............     427,812,861           1,000      291,214,058            1,000

Effect of dilutive stock options and warrants            --              --               --               --
                                                -------------   -------------    -------------    -------------
Denominator for diluted earnings per share ..     427,812,861           1,000      291,214,058            1,000
                                                -------------   -------------    -------------    -------------
Basic and diluted loss per share
Continuing operations .......................   $        0.01   $        --      $       (0.01)   $        --
                                                =============   =============    =============    =============
Discontinued operations .....................   $        0.00   $     (230.04)   $       (0.01)   $     (453.48)
                                                =============   =============    =============    =============

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 if effective for the Company on January 1, 2008. The Company is in the process of evaluating SFAS 157 but does not believe it will have a significant effect on its financial position or results of operation.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective, however, the amendment to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available for sale or trading securities. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. SFAS 159 was recently issued and the Company is currently assessing the financial impact the statement will have on our financial statements.

Note 4  - CONVERTIBLE DEBENTURES PAYABLE - LONG TERM

On March 23, 2006, DirectView entered into a Securities Purchase Agreement (the "Agreement"), with Cornell Capital Partners, LP, ("Cornell"), and Highgate House Funds, Ltd. ("Highgate") (Cornell and Highgate collectively, "Buyers"). In connection with this Agreement, Highgate converted old debentures for conversion into new 10% Secured Convertible Debentures amounting to $1,062,329 (including accrued interest of $62,329) and Cornell purchased additional secured convertible debentures amounting to $150,000 for the total purchase price of $1,212,329 (the "Purchase Price"). The debentures are due on March 23, 2009. In connection with the Agreement, DirectView paid Yorkville Advisors LLC a fee equal to $15,000 and a structuring fee to Yorkville Advisors LLC of $5,000 from the proceeds of the Closing. Accordingly, DirectView received net proceeds of $130,000.

Each of the 10% Secured Convertible Debentures provides for interest in the amount of 10% per annum and are convertible at the lesser of $0.015 or 85% of the lowest closing bid price of DirectView's common stock during the 10 trading days immediately preceding the conversion date. Accrued interest that is not paid by the fifth trading day after any conversion of the principal of the debentures may be converted by Cornell and Highgate into the Company's common stock based on the conversion terms applicable to the principal on the convertible debentures.

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

In connection with this Agreement, the Company issued to the Buyer warrants to purchase 1,636,000 shares of the Company's Common Stock (the "Warrants") in such amounts as set forth on below (See Note 7 for subsequent cancellation of unexercised warrants)

                                             Exercise price
 Number of warrants                            per share
-------------------                         --------------
   400,000                                          $2.50
   660,000                                          $0.875
   576,000                                          $1.00
 ---------
 1,636,000
 =========

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

The Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivative meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a derivative with a corresponding value recorded as liability. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet. The change in the fair value of the liability for derivative contracts will be credited to other income/ (expense) in the consolidated statements of operations. The $1,212,329 face amount of the debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in this debenture resulted in an initial debt discount of $1,192,329 and an initial loss on the valuation of derivative liabilities of $262,219. At September 30, 2007, the convertible debenture balance was $150,000 after Highgate converted their entire convertible debenture balance of $1,062,329 plus accrued interest of $141,716 into 393,870,483 shares of the Company's common stock (See Note 7). At September 30, 2007, the derivative liability on the Cornell debt calculated using the Black-Scholes model was $162,101. For the three and nine months periods ended September 30, 2007 the unrealized gain on the conversion derivative on the Highgate debt was $3,285,213 and $396,232 respectively.

On October 9, 2006, the Company assumed $255,077 Convertible Debenture from Candent Corporation ("Candent"). The Convertible Debenture provides for no interest and is convertible into the Company's common stock at the lesser of (a)
0.001 per share or (b) the amount of this debenture to be converted divided by 90% of the closing market price of the Maker's common stock for the day prior to the date of the exercise of such conversion right. Candent will be entitled to convert the debenture on the basis of the conversion price into the Company's common stock, provided that Candent cannot convert into shares that would cause Candent to own more 4.9% of the Company's outstanding common stock. The Candent debenture matured on December 31, 2006. As of September 30, 2007 the Company has not been notified by Candent to demand payment of the convertible debenture.

During July 2007, Candent converted $25,508 into 25,507,700 of the Company's common stock (See Note 6). At September 30, 2007 the Candent convertible debenture liability was $229,569. During October 2007, the remaining $229,569 convertible debentures was purchased by Cornell. The former president of Candent is the wife of the Company's former Chief Executive Officer.

On October 9, 2006, the Company assumed two additional Convertible Debentures of $157,948 from a former officer of the Company and $85,049 from Candent. The Convertible Debentures provide for no interest and are convertible into the Company's common stock at the lesser of (a) $0.001 per share or (b) the lowest price per share at which the Company's common stock is or has been issued upon the conversion of any derivate security into the Company's common stock or (c) the amount of each debenture to be converted divided by 90% of the closing market price of the Company's common stock for the day prior to the date of the exercise of such conversion right. Each holder will be entitled to convert their debenture on the basis of the conversion price into the Company's common stock, provided that each holder cannot convert into shares that would cause that holder to own more than 4.9% of the Company's outstanding common stock. Each debenture matured on December 31, 2006. During February 2007 Candent purchased $25,000 of the former officer debenture and Cornell purchased the Candent debenture of $85,049 and the remaining balance on the former officer's debenture or $132,948. The terms of the purchased debentures were not changed. As of September 30, 2007 the Company has not been notified by Cornell or Candent to demand payment of the convertible debentures.

Subsequent to September 30, 2007, Candent converted $25,000 into 25,000,000 shares and Cornell converted $40,000 into 40,000,000 shares of the Company's common stock.

The Company determined that the conversion feature of the assumed convertible debentures represent an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the assumed convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At September 30, 2007 the fair value of the conversion derivative liability created by the assumed debentures calculated using the Black-Scholes model was $51,214. For the three and nine months periods ended September 30, 2007 the unrealized gain
(loss) on the derivative instrument created by this debenture was $(38,966) and $7,817 , respectively.

On September 18, 2007, the Company entered into a $500,000 Convertible Debenture ("September 2007 Debenture") Agreement with two individuals ("Holders"). The September 2007 debenture provides interest in an amount of 8% per annum and is convertible into the Company's common stock at the lesser of (a) 0.024 per share or (b) the amount of this debenture to be converted divided by 90% of the closing market price of the Maker's common stock for the day prior to the date of the exercise of such conversion right. Holder will be entitled to convert the debenture on the basis of the conversion price into the Company's common stock, provided that Holders cannot convert into shares that would cause Holder to own more 4.9% of the Company's outstanding common stock.

The $500,000 proceeds from the September 2007 debenture were received by Seaway Valley Fund, LLC ("Seaway"), a related party to the Company, as a deposit on the investment (see Note 8). Seaway is a wholly owned subsidiary of WiseBuys Stores Inc ("WiseBuys"). WiseBuys acquired Seaway in 2006 from Thomas Scozzafava and Dierdre Scozzafava. Thomas Scozzafava owned approximately 50% of the capital stock of WiseBuys prior to the acquisition of WiseBuys by the Company on October 23, 2007. The Company plansto use the proceeds from the debentures to assist with the Hackett transaction (See Note 9).

The Company determined that the conversion feature of the assumed convertible debentures represent an embedded derivative since the debentures is convertible into a variable number of shares upon conversion. Accordingly, the assumed convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At September 30, 2007 the fair value of the conversion derivative liability created by the assumed debentures calculated using the Black-Scholes model was $63,173. For the three and nine months periods ended September 30, 2007 the unrealized loss on the derivative instrument created by this debenture was $63,173 .

The following assumptions were applied to all convertible debt:

                                                      September 30,
                                                          2007
------------------------------------------------------------------------------
Market price                                              $0.03
Exercise prices                                      $0.0157- $0.027
Expected volatility                                  238.86%-308.67%
Expected dividends                                        None
Expected term (in days)                                   1-10
Risk-free interest rate                                4.03%-4.26%

The convertible debentures liability is as follows at September 30, 2007:


Convertible debentures payable                              $1,036,122

Less: unamortized discount on debentures                        71,729
                                                            ----------
Convertible debentures, net - Long term                     $  964,393
                                                            ==========

Note 5 - INCOME TAXES

The Company currently files an income tax return in the U.S. federal jurisdiction as well as in New York. Tax returns for the year 2006 remain open for examination in various tax jurisdictions in which the Company and its subsidiaries operates or operated.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at September 30, 2007, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of September 30, 2007, no interest related to uncertain tax positions had been accrued.

Note 6 - STOCKHOLDER'S EQUITY

The Company accounts for its share-based employee compensation arrangements under SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

On January 4, 2007 the Company issued 130 shares of common stock to an employee for services provided. The fair value of the award was determined by the closing price of its stock on the issuance date. For the three and nine months periods ended September 30, 2007 the Company incurred $0 and $16 of share based compensation, respectively, related to this issuance.

On January 16, 2007 the Company issued 6,914,892 shares of common stock to employees for services provided. The fair value of the awards was determined by the closing price of its stock on the issuance date. For the three and nine month periods ended September 30, 2007 the Company incurred $0 and $760,638 of share based compensation, respectively, related to these issuances.

On February 26, 2007 GreenShift Corporation converted its 6,250 shares of its Series B Voting Preferred Stock into its Common Stock for $1.

On February 26, 2007, the Company's additional Paid in Capital increased $712,125 due to the discount taken on the Cornell Convertible Debenture for detachable warrants granted in conjunction with the financing.

On February 27, 2007 Highgate converted $1,457 of its convertible debentures into 1,457,000 shares of its Common Stock

On March 2, 2007 Cornell Capital converted $52,850 of its convertible debentures into 5,285,000 shares of its Common Stock

On March 21, 2007 Cornell Capital converted $13,760 of its convertible debentures into 1,376,000 shares of its Common Stock

On March 29, 2007 the Company issued 35,000,000 shares of common stock to employees for services provided. The fair value of the awards was determined by the closing price of its stock on the issuance date. For the three and nine months period ended September 30, 2007 the Company incurred $0 and $1,050,000 of share based compensation, respectively, related to these issuance.

On April 18, 2007 GreenShift Corporation converted its 12,500 shares of its Series B Voting Preferred Stock into its Common Stock for $20,083.

On May 8, 2007 the Company issued 40,500,000 shares of common stock to an employee for services provided. The fair value of the award was determined by the closing price of its stock on the issuance date. For the three and nine months periods ended September 30, 2007 the Company incurred $0 and $226,800 of share based compensation related to these issuance.

On May 14, 2007 the Company issued 2,500,000 shares of common stock to employees for services provided. The fair value of the awards was determined by the closing price of its stock on the issuance date. For the three and nine months periods ended September 30, 2007 the Company incurred $0 and $14,250 of share based compensation related to these issuance.

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

On July 2, 2007 Highgate converted $12,350 of its convertible debentures into 20,583,333 of its common stock.

On July 12, 2007 the Company's majority shareholder, Seaway Capital, Inc., converted 308,234,884 shares of Company common stock into 21,750 shares of Company Series B preferred stock.

On July 12, 2007 Candent converted $25,507 of its convertible debentures into 25,507,700 of its common stock.

On July 18, 2007 Highgate converted $118,000 of its convertible debentures into 71,428,571 of its common stock.

On July 25, 2007 Highgate converted $84,500 of its convertible debentures into 20,609,756 of its common stock.

On July 26, 2007 Highgate converted $12,000 of its convertible debentures into 20,000,000 of its common stock.

On July 30, 2007 Highgate converted $12,000 of its convertible debentures into 20,000,000 of its common stock.

On August 2, 2007 Highgate converted $80,000 of its convertible debentures into 19,512,195 of its common stock.

On August 8, 2007 Highgate converted $187,000 of its convertible debentures into 44,308,943 of its common stock.

On August 10, 2007 Highgate converted $188,479 of its convertible debentures into 41,884,222 of its common stock.

On August 16, 2007 Highgate converted $80,000 of its convertible debentures into 18,604,651 of its common stock.

On August 21, 2007 Highgate converted $85,000 of its convertible debentures into 19,767,442 of its common stock.

On August 29, 2007 Highgate converted $80,000 of its convertible debentures into 18,604,651 of its common stock.

On September 11, 2007 Highgate converted $82,000 of its convertible debentures into 20,000,000 of its common stock.

On September 11, 2007, the Company issued 20,000,000 shares of its common stock to Cornell for one time cashless exercise of 20,000,000 warrants.

On September 20, 2007 Highgate converted $11,543 of its convertible debentures into 2,355,714 of its common stock.

On September 20, 2007 Highgate converted $141,716 of its convertible debentures into 28,087,339 of its common stock.

On September 28, 2007 Cornell converted $79,783 of its convertible debentures into 79,783,000 of its common stock.

Note 7 - DISCONTINUED OPERATIONS

On July 1, 2007 GS Carbon Corporation completed the sale to GS CleanTech Corporation. a related Party, of the capital stock of GS Carbon Trading, Inc. GS Carbon Trading owns capital stock in Sterling Planet, Inc., Terra Pass, Inc., Air Cycle Corporation, General Ultrasonics Corporation and General Carbonics Corporation.

In exchange for the capital stock in GS Carbon Trading, GS CleanTech assumed liability to Cornell Capital Partners under certain Convertible Debentures in the principal amount of $1,125,000 issued by GS Carbon to Cornell Capital Partners.

On July 1, 2007 the Company recorded a gain on disposal of discontinued operations of $2,234,974 computed as follows.

Cash                                                    $    7,736
Property Plant and Equipment, net                          140,205
Security deposits                                            7,548
Interest receivable - GreenShift                            31,283
Due from GreenShift                                      1,135,723
Deferred financing cost, net                               104,167
Technology license, net                                    222,129
Investment in Sterling Planet Inc.                       1,685,333
Investment in Air Cycle Corporation                        303,078

Total Assets Transferred                                 3,637,202
                                                         ---------

Accounts payable                                           317,850
Accrued expenses                                           33,917
Interest payable                                            37,500
Interest payable - Greenshift                               27,357
Investment payable                                         191,427
Due to Greenshift                                          531,986
Due to Candent                                             616,000
Due to GS Advance Application                                5,100
Due to GS Ethanol Technologies                             238,306
Due to GS Cleantech Ventures                                25,000
Due to related party                                        50,000
Derivative liability                                     3,266,171
Cornell debenture payable, net to discount of $593,438     531,562

Total Liabilities Transferred                            5,872,176
                                                         ---------
Net Gain on Disposal of Discontinued Operations        $ 2,234,974
                                                         =========

Results of discontinued operations for the three and nine months ended September 30, 2007 and the three months ended September 30, 2006 and the period of inception (January 14, 2006) to September 30, 2006 relate to the operations of GS Carbon Trading, Inc. The financial results included in discontinued operations are as follows:

                                                                                               Period of
                                                                                              Inception
                                                      Three Months Ended     Nine Months   (January 14, 2006)
                                                        September  30,          Ended             to
                                                     2007           2006  September 30, 2007 September 30,2006
                                                  -----------------------------------------------------------

Revenue account .............................   $     --     $      --      $    18,900    $      --
Cost of revenue .............................         --            --          (12,126)          --
SG&A expenses ...............................         --        (222,093)      (730,330)      (433,816)
Gain on investment ..........................         --            --           76,487           --
Interest income .............................         --            --           31,283           --
Technology license written off ..............         --            --         (189,832)          --
Amortization of financing cost ..............         --            --          (20,833)          --
Unrealized loss on derivative instruments ...         --            --       (3,266,171)          --
Interest expenses ...........................         --          (7,950)      (156,188)       (19,663)

                                                ----------   -----------    -----------    -----------
Loss from discontinued operations, net of tax   $     --     $  (230,043)   $(4,248,810)   $  (453,479)
                                                ==========   ===========    ===========    ===========

In connection with the assumption of the $1,125,000 Cornell convertible debentures by GS Cleantech, the Company agreed to allow Cornell a one-time cashless exercise of 20,000,000 warrants into 20,000,000 shares of the Company's common stock. In addition, Cornell and Highgate agreed to the cancellation of the 31,562,000 remaining warrants.

Note 8 - DEPOSIT ON IVNESTMENT

In September 2007, the company entered into a $500,000 debenture agreement with two individuals (see Note 4). The proceeds received were deposited into a Seaway Valley Fund, LLC account as an advance deposit of the pending transactions with Wisebuys Stores, Inc. Seaway Valley Fund, LLC is a wholly owned subsidiary of Wisebuys Stores, Inc. The funds were subsequently used in November 2007 during the acquisition of Hacketts (see Note 9).

Note 9 - SUBSEQUENT EVENTS

Merger Agreement

On October 23, 2007, Seaway Valley Capital Corporation (the "Company") acquired all of the capital stock of WiseBuys Stores, Inc. ("WiseBuys"). The current President and CEO of the Company, Thomas Scozzafava, owned approximately 50% of WiseBuys prior to this acquisition. In exchange for the WiseBuys shares, the Company issued to the shareholders of WiseBuys 1,458,236 shares of the Company's Series C Convertible Preferred Stock. The Series C Shares each have a liquidation preference of $4.00 (i.e. a total liquidation preference for the Series C shares of $5,832,944). Four of the Series C shares can be converted into a share of common stock at 85% of the market price. The holders of the Series C shares will have voting rights and dividend rights equal to the common shares into which they can be converted. WiseBuys Stores, Inc., which was organized in 2003, owns and operates five retail stores in central and northern New York. It also owns a portfolio of minority investments indirectly through its wholly owned subsidiary, Seaway Valley Fund, LLC. Thomas Scozzafava and his sister, Deirdre Scozzafava, owned Seaway Valley Fund, LLC prior to its acquisition by WiseBuys in 2006.

On May 24, 2007, WiseBuys entered into an agreement (the "Stock Purchase Agreement") with Patrick Hackett Hardware Company ("Hacketts") to acquire 100% of the outstanding stock of Hacketts for $6 million including an up-front payment of $2,000,000 and notes of $500,000, $1,000,000 and $2,500,000 due nine months, twelve months and amortized years four through eight, respectively. On September 18, 2007, the Hacketts Merger Agreement was amended (the "Stock Purchase Agreement Amendment") to reduce the up-front payment to $1,500,000 and to add an additional future payment of $500,000 due at month fifteen. In addition as part of the closing the Company repaid in full a loan of approximately $494,000. This transaction closed on November 7, 2007.

WiseBuys executed a debt guaranty agreement with Community bank with an effective date of November 7, 2007.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BUSINESS RISK FACTORS

There are many important factors that have affected, and in the future could affect, Seaway Valley Capital Corporation's business, including but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

As of July 1, 2007, Seaway Capital, Inc. can exert control over us and may not make decisions that further the best interests of all stockholders.

As of July 1, 2007, Seaway Capital, Inc. controls 100% of our outstanding Series B preferred stock after competing the purchase from GreenShift corporation. The preferred shares are convertible into 80% of our Common Stock. As a result, Seaway Capital, Inc. exerts a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, the concentration of ownership may delay or prevent a change in control of us and might affect the market price of our commons stock, even when a change in control may be in the best interest of all stockholder. Furthermore, the interest of this concentration of ownership may not always coincide with our interest or the interests of other stockholder and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.


The issuance of shares under our convertible debentures agreements could increase the total common shares outstanding by 7%.

While the debentures are subject to restrictions on conversion, upon default the holders of the debentures could convert such debentures into approximately 43,975,391 shares based on the market price on September 30, 2007. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

Seaway Valley Capital Corporation is not likely to hold annual shareholder meetings in the next few years.

Delaware corporation law provides that members of the board of directors retain authority to act until they are removed or replaced at a meeting of the shareholders. A shareholder may petition the Delaware Court of Chancery to direct that a shareholders meeting be held. But absent such a legal action, the board has no obligation to call a shareholders meeting. Unless a shareholders meeting is held, the existing directors elect directors to fill any vacancy that occurs on the board of directors. The shareholders, therefore, have no control over the constitution of the board of directors, unless a shareholders meeting is held. Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. Thomas Scozzafava, who is currently the sole director of Seaway Valley Capital Corporation, was appointed to that position by the previous directors. If other directors are added to the Board in the future, it is likely that Mr. Scozzafava will appoint them. As a result, the shareholders of Seaway Valley Capital Corporation will have no effective means of exercising control over the operations of Seaway Valley Capital Corporation.

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

The volatility of the market for Seaway Valley Capital Corporation common stock may prevent a shareholder from obtaining a fair price for his shares.

The common stock of Seaway Valley Capital Corporation is quoted on the OTC Bulletin Board. It is impossible to say that the market price on any given day reflects the fair value of Seaway Valley Capital Corporation, since the price sometimes moves up or down by 50% or more in a week's time. A shareholder in Seaway Valley Capital Corporation who wants to sell his shares, therefore, runs the risk that at the time he wants to sell, the market price may be much less than the price he would consider to be fair.

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

Seaway Valley Capital Corporation common stock is defined by the SEC as a "penny stock" because it trades at a price less than $5.00 per share. Seaway Valley Capital Corporation common stock also meets most common definitions of a "penny stock," since it trades for less than $1.00 per share. Many brokerage firms will discourage their customers from purchasing penny stocks, and even more brokerage firms will not recommend a penny stock to their customers. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not consider a purchase of a penny stock due, among other things, to the negative reputation that attends the penny stock market. As a result of this widespread disdain for penny stocks, there will be a limited market for Seaway Valley Capital Corporation common stock as long as it remains a "penny stock." This situation may limit the liquidity of your shares.

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

OVERVIEW

Seaway Valley  Capital  Corporation  ("we," "our," "us," "Seaway  Valley Capital
Corporation," or the "Company") is a development stage company that is controlled by Seaway Capital, Inc.,a money management, venture capital and leveraged buyout company formed in 2002 as "Seaway Capital Partners, LLC." As a result of the controlling stake acquisition, the Company's new business model is to invest in majority and minority equity stakes and to enter into mezzanine debt agreements with various operating companies. Returns are intended to be in the form of the eventual share appreciation and dispossession of those equity stakes and income from loans made to businesses.

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

Effective August 16, 2007, the Company shall be renamed "Seaway Valley Capital Corporation."

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenues

For the three and nine month periods ended September 30, 2007 the Company recorded no revenues from continuing operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations for the nine months ended September 30, 2007 were $5,976 and for the three months ended September 30, 2007 were $5,976.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Interest Expense and Financing Costs

Interest expenses and financing costs for the nine months ended September 30, 2007 were $289,159 and for the three months ended September 30, 2007 were $1,667.

Unrealized Loss on Derivative Instruments

For the three and nine months ended September 30, 2007 we recorded $3,183,074 and $313,876 of unrealized gains on derivative instruments, respectively. We have determined that the conversion feature of our convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. The unrealized gain on derivative instruments represent the change in the fair value of our derivative liability from December 31, 2006 for the nine months period and June 30, 2007 for the three months period. The unrealized gain increased during the period due to an increase in our stock price coupled with the conversion of $1,062,329 Highgate debentures and assumption of $1,125,000 convertible debentures by GS Cleantech.

Net Loss

Our net income for the three months and net loss for nine months periods ended September 30, 2007 were $5,422,357 and $4,019,847, respectively. The three month net income resulted from unrealized gain on derivatives and a $2,234,974 gain on disposal of GS Carbon Trading, Inc. operations acquired by GS CleanTech. The net loss incurred was due to the expenses and other factors described above.

Liquidity and Capital Resources

Summary of 2007 Activities

The cash flow results for the nine months ended September 30, 2007 mainly reflect the discontinued operations relating to our former decarbonization business. At September 30, 2007 the Company had no cash. Subsequent to September 30, 2007 the Company acquired all of the Capital Stock of WiseBuys Stores Inc. in exchange for 1,458,236 shares of the Company's Series C convertible Preferred Stock and all of the Capital Stock of Patrick Hackett Hardware Company for $6 million ($2 million in cash and $4 million in notes).

WiseBuys Summary

On October 23, 2007, Seaway Valley Capital Corporation acquired all of the capital stock of WiseBuys Stores, Inc. ("WiseBuys"). The current President and CEO of the Company owned approximately 50% of Wisebuys prior to this acquisition. In exchange for the WiseBuys shares, the Company issued to the shareholders of WiseBuys 1,458,236 shares of the Company's Series C Convertible Preferred Stock. The Series C Shares each have a liquidation preference of $4.00 (i.e. a total liquidation preference for the Series C shares of $5,832,944). Four of the Series C shares can be converted into a share of common stock at 85% of the market price. The holders of the Series C shares will have voting rights and dividend rights equal to the common shares into which they can be converted.

WiseBuys Stores, Inc., which was organized in 2003, owns and operates five retail stores in central and northern New York. It also owns a portfolio of minority investments indirectly through its wholly-owned subsidiary, Seaway Valley Fund, LLC. Thomas Scozzafava and his sister owned Seaway Valley Fund, LLC prior to its acquisition by Wisebuys in 2006.

Hackett Acquisition

On November 9, 2007, WiseBuys Stores, Inc., completed its acquisition of Patrick Hackett Hardware Company. Hacketts, one of the nation's oldest retailers established in 1830, is a full line department store specializing in name brand merchandise and full service hardware. At the time of the acquisition, Hacketts had five locations featuring brand name clothing for men, women, and children, and a large selection of athletic, casual, and work footwear. Hacketts also carries domestics, home decor, gifts, seasonal merchandise and sporting goods. Hacketts full service hardware department features traditional hardware, tool, plumbing, paint and electrical departments.

Hacketts will be the surviving operating entity with all of the WiseBuys stores to be converted to and run under the "Hacketts" brand. After the store conversions, Hacketts will operate nine locations including Canton, Gouverneur, Hamilton, Massena, Ogdensburg, Potsdam, Pulaski, Tupper Lake, and Watertown - all in New York.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting him in a timely manner to material information relating to the Company that are required to be included in the Company's periodic SEC filings.

The Company identified that there was a change in internal control over financial reporting (as defined in Rule 13a 15(f) promulgated under the Securities Exchange Act of 1934) due to the change in control of the Company at July 1, 2007 and factored this change in the evaluation described in the previous paragraph. The main change deals with different personnel involved with internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the nine months ended September 30, 2007

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended September 30, 2007:

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



SEAWAY VALLEY CAPITAL CORPORATION

By:             /S/      THOMAS SCOZZAFAVA
                --------------------------
                         THOMAS SCOZZAFAVA
                         Chairman, Chief Executive Officer
                          and Chief Financial Officer
Date:                    November 14, 2007