Form 10QSB/A
period 2007-09-30
SEAWAY VALLEY CAPITAL CORP
filed 2008-02-08
CIK 884380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                  FORM 10-QSB/A
                                (Amendment No. 1)
                            -------------------------


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes _ __ No X


The number of  outstanding  shares of common  stock as of  November 6, 2007 was:
727,506,363

Transitional Small Business Disclosure Format:  Yes      No X .
                                                   ---      ---

AMENDMENT #1:  EXPLANATORY NOTE



ADDITIONAL INFORMATION IN "MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION"

This Amendment No. 1 on Form 10-QSB/A, which amends and restates items identified below with respect to the Form 10-QSB, filed by Seaway Valley Capital Corporation (formerly known as "GS Carbon Corporation") ("we" or "the Company") with the Securities and Exchange Commission (the "SEC") on November 14, 2007 (the "Original Filing"), is being filed to reflect material facts omitted from "Management's Discussion And Analysis Or Plan Of Operation."

Seaway Capital Partners, LLC was formed in 2002 by Thomas W. Scozzafava as a money management, venture capital, and leveraged buyout company. Among other investments, Seaway Capital Partners, LLC was the original founder of and investor in WiseBuys Stores, Inc. and managed the Seaway Valley Fund, LLC (the "Fund"), a stock and bond fund wholly owned by WiseBuys Stores, Inc.

On July 1, 2007, Mr. Scozzafava sold his stake in Seaway Capital Partners, LLC and formed Seaway Capital, Inc., which acquired GreenShift's entire controlling stake in GS Carbon Corporation. As part of that transaction, GS Carbon's historical operating businesses were acquired by GreenShift Corporation affiliate, GS CleanTech Corporation. By July 1, 2007, Seaway Valley Capital Corporation had negotiated and executed documents for the purchase of the majority of the capital stock and control of WiseBuys Stores, Inc. The transaction was later amended and consummated as a stock-for-stock merger rather than a purchase.

Additionally on July 1, 2007, Seaway Valley Capital Corporation assumed the role of Fund Manager of the Seaway Valley Fund, LLC, which is a wholly owned subsidiary of WiseBuys Stores, Inc. As the sole investment manager of the Fund, the Company made exclusive investment decisions regarding acquisition and disposition of various securities in the Fund. At the time the Company assumed the management of the Fund on July 1, 2007, its assets totaled approximately $1.83 million. On behalf of the Fund, the Company successfully negotiated and sold securities that generated gross proceeds of $1.865 million with profits of approximately $1.117. As outlined in the original Operating Agreement and later Modified Operating Agreement between the Fund and the Fund Manager, the Fund Manager is to be compensated with a fee based on a 2% of the annual assets of the Fund and a profit share of 20% of the profits generated in the Fund by the Fund Manager. As the Fund Manager the Company accrued fees of $96,226 for the period ended September 30, 2007.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                        SEAWAY VALLEY CAPITAL CORPORATION
                          (F/K/A GS CARBON CORPORATION)
                           A DEVELOPMENT STAGE COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2007
                                   (UNAUDITED)
                                  (AS RESTATED)

ASSETS

Current Assets:
     Due from Related Party (Note 4) ...........................    $   500,000
     Management fee receivable - related party .................         96,226
                                                                    -----------

TOTAL ASSETS ...................................................    $   596,226
                                                                    ===========



LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
     Accrued expenses ..........................................    $    26,125
     Derivative liability - convertible debentures (Note 4) ....        276,488
                                                                    -----------

         Total current liabilities .............................        302,613

     Convertible debentures payable (Note 4) ...................        964,393
                                                                    -----------


TOTAL LIABILITIES ..............................................      1,267,006
                                                                    -----------



STOCKHOLDERS' DEFICIENCY

Series A voting preferred stock ($.0001 par value; 100,000
  shares authorized; no shares issued and outstanding) .........           --

Series B voting preferred stock ($.0001 par value; 100,000
  shares authorized; 100,000 shares issued and outstanding) ....              8

Common stock, $0.0001 par value, 2,500,000,000 authorized;
     632,503,363 issued and outstanding ........................         63,251
Additional paid-in capital .....................................      4,229,559
Deficit accumulated during the development stage ...............     (4,963,598)
                                                                    -----------
Total stockholders' deficiency .................................       (670,780)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY .................    $   596,226
                                                                    ===========


        The notes to the consolidated condensed financial statements are an integral part of these statements.


                        SEAWAY VALLEY CAPITAL CORPORATION
                          (F/K/A GS CARBON CORPORATION)
                           A DEVELOPMENT STAGECOMPANY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                  AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND
   THE PERIODS OF INCEPTION (JANUARY 14, 2006) TO SEPTEMBER 30, 2006 AND 2007
                                   (UNAUDITED)
                                  (AS RESTATED)


                                                                                                   Period             Period
                                                                                                 of Inception       of Inception
                                                  Three Months Ended        Nine Months Ended (Jan. 14, 2006) to  (Jan. 14, 2006) to
                                            Sept. 30, 2007   Sept. 30, 2006   Sept. 30, 2007     Sept. 30, 2006      Sept. 30, 2007
                                            ----------------------------------------------------------------------------------------


Revenue ..................................   $        --      $        --      $        --      $        --      $        --
Cost of Revenue ..........................            --               --               --               --               --
                                             -------------    -------------    -------------    -------------    -------------
Gross Profit .............................            --               --               --               --               --
                                             -------------    -------------    -------------    -------------    -------------

Share Based Compensation .................   $        --      $        --      $   2,036,704    $        --      $   2,036,704
                                             -------------    -------------    -------------    -------------    -------------

Operating Loss ...........................            --               --         (2,036,704)            --         (2,036,704)

Other Income (expenses):
  Management fees - related party ........          96,226             --             96,226             --             96,226
  Other Expenses .........................           5,976             --              5,976             --              5,976
  Unrealized gain on derivative ..........       3,183,074             --            313,876             --          1,115,096
  Interest expense .......................          (1,667)            --           (289,159)            --           (460,253)
                                             -------------    -------------    -------------    -------------    -------------

Income (Loss) From Continuing Operations .       3,283,609             --         (1,909,785)            --         (1,279,659)

Discontinued Operations, Net of Tax
  Gain on disposal of discontinued
  Operations .............................       2,234,974             --          2,234,974             --          2,234,974
  Loss from discontinued operations ......            --           (230,043)      (4,248,810)        (453,479)      (4,657,361)
                                             -------------    -------------    -------------    -------------    -------------


Net Income (Loss) ........................   $   5,518,583    $    (230,043)   $  (3,923,621)   $    (453,479)   $  (3,702,046)
                                             =============    =============    =============    =============    =============

Basic and Diluted Income (Loss) Per Share
Continuing Operations ....................                    $        0.01    $        --      $       (0.01)   $        --
Discontinued Operations ..................            --                             (230.04)           (0.01)         (453.48)
                                             -------------    -------------    -------------    -------------    -------------
Income (Loss) Per Share: Basic and Diluted   $        0.01    $     (230.04)   $       (0.02)   $     (453.48)
                                             =============    =============    =============    =============

Weighted average shares of common
Stock outstanding basic and diluted ......     427,812,861            1,000      291,214,058            1,000
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

                                                                             Period of Inception Period of Inception
                                                        Nine Months Ended      (Jan. 14, 2006) to  (Jan. 14, 2006) to
                                                        September 30, 2007    September 30, 2006 September 30, 2007
                                                        ---------------------  ----------------- --------------------

Net cash use in operating activities                    $    (4,019,847)     $     (453,479)     $     (3,798,272)
                                                        ----------------     ---------------     -----------------

Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation and amortization                                  26,849              19,599                62,912
   Forgiveness of registration rights penalty                         --                  --             (480,290)
   Unrealized loss on derivative instruments                   2,952,295                  --             2,151,075
   Amortization of debt discount                                 320,743                  --               421,771
   Loss on disposal of technology license                        189,832                  --               189,832
   Amortization of deferred financing fees                        20,833                  --                20,833
   Share based compensation                                    2,036,704                  --             2,036,704
   Gain on sale of investment                                   (76,487)                  --              (76,487)
   Gain on sale of discontinued operations                   (2,234,974)                  --           (2,234,974)
   Change in assets and liabilities:
     Security deposits                                                --             (7,548)               (7,548)
     Accounts payable                                                 --              39,141               287,432
     Accrued expenses                                            103,180                  --              (10,515)
                                                        ----------------     ---------------     -----------------
Net cash provided by (used in) investing activities            (680,872)           (402,287)           (1,437,527)
                                                        ----------------     ---------------     -----------------

Cash flow from investing activities:
   Purchase of property and equipment                                 --           (154,491)             (156,977)
   Proceeds from sale of investment                              326,917                  --               326,917
   Cash assumed by GS CleanTech                                  (7,736)                  --               (7,736)
   Acquisition of technology license                                  --            (50,000)              (50,000)
                                                        ----------------     ---------------     -----------------
     Cash provided by (used in) investing activities             319,181           (204,491)               112,204
                                                        ----------------     ---------------     -----------------

Cash flows from financing activities:
   Proceeds from convertible debt                              1,000,000                  --             1,000,000
   Advances from (payments to) related parties, net            (638,497)             684,546               325,323
                                                        ----------------     ---------------     -----------------
                                                                 361,503             684,546             1,325,323
Net increase in cash
   Cash at beginning of the period                                 (188)              77,768                    --
   Cash at end of the period                                         188                  --                    --
                                                        ----------------     ---------------     -----------------
                                                        $             --     $        77,768     $              --
                                                        ================     ===============     =================

                                   Supplemental Schedule of Non-Cash Investing and Financing Activities

Issuance of GS Carbon Trading, Inc. shares
  in exchange for the transfer of holdings in
  cost and equity method investments                    $             --     $            --     $         107,134
Directview, Inc. net liabilities assumed, Oct. 9, 2006  $             --     $            --     $       2,645,360
Acquisition of technology license                       $        191,427     $       211,328     $         402,755
Discounts on convertible debt                           $        712,125     $            --     $         712,125
Conversion of convertible debt into common stock        $        688,956     $            --     $         688,956
Conversion of preferred stock in common stock           $              2     $            --     $               2
Conversion of common stock in preferred stock           $              2     $            --     $               2
Related party receivable / Convertible debenture payable
  Note 4)                                               $        500,000     $            --     $         500,000
Acquisition of fixed assets                             $          5,346     $            --     $           5,346
Deferred financing fees                                 $        125,000     $            --     $         125,000

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

On February 26, 2007, the Company formed new subsidiary called General Carbonics Corporation ("GCC").

On July 1, 2007, Seaway Capital, Inc. acquired GreenShift's entire controlling stake in GS Carbon Corporation in return for the assumption of $498,074 legacy debt and $1,117,719 Highgate debt. As part of that transaction, GS Carbon's historical operating businesses were acquired by GreenShift Corporation affiliate, GS CleanTech Corporation (See Note 7).

Thomas W. Scozzafava, the founder and President of Seaway Capital, Inc., was named the new President, CEO and CFO of the GS Carbon, and on August 16, 2007, the GS Carbon renamed "Seaway Valley Capital Corporation" (the "Company").

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

On July 1, 2007 the Company sold 100% of the capital stock of GS Carbon Trading, Inc., which owns certain cost and equity method investments, to GS CleanTech Corporation in return for the assumption by GS CleanTech of a $1,125,000 convertible debenture. (See Note 7)

Development Stage Company

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

The following table sets forth the computation of basic and diluted loss per share:

                                                                                                      Period of
                                                                                                      inception
                                                                                   Nine Months      (January 14,
                                                         Three Months Ended          Ended            2006) to
                                                           September 30,          September 30,    September 30,
                                                        2007        2006              2007              2006
                                                 --------------------------------------------------------------
                                                        (Unaudited)    (Unaudited)    (Unaudited)      (Unaudited)
Numerator:

Net income (loss) - basic and diluted .......   $   5,422,357   $    (230,043)   $  (4,019,847)   $    (453,479)

Denominator:

Weighted average shares - basic .............     427,812,861           1,000      291,214,058            1,000

Effect of dilutive stock options and warrants            --              --               --               --

Denominator for diluted earnings per share ..     427,812,861           1,000      291,214,058            1,000

Basic and diluted loss per share:

Continuing operations .......................   $        0.01   $        --      $       (0.01)   $        --

Discontinued operations .....................   $        0.00   $     (230.04)   $       (0.01)   $     (453.48

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

                                           Exercise price
 Number of warrants                            per share
--------------------------------------------------------
   400,000                                  $   2.50
   660,000                                  $  0.875
   576,000                                  $  1.00
-------------------
1,636,000


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

The $500,000 proceeds from the September 2007 debenture were received by Seaway Valley Fund, LLC ("Seaway"), a related party to the Company. Seaway is a wholly owned subsidiary of WiseBuys Stores Inc ("WiseBuys"). WiseBuys acquired Seaway in 2006 from Thomas Scozzafava and Dierdre Scozzafava. Thomas Scozzafava owned approximately 50% of the capital stock of WiseBuys prior to the acquisition of WiseBuys by the Company on October 23, 2007. The Company planned to use the proceeds from the debentures to assist with the Hackett transaction (See Note
8).

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

The following assumptions were applied to all convertible debt:

                                                   September 30,
                                                       2007
------------------------------------------------------------------------
Market price                                           $0.03
Exercise prices                                   $0.0157- $0.027
Expected volatility                               238.86%-308.67%
Expected dividends                                     None
Expected term (in days)                                1-10
Risk-free interest rate                             4.03%-4.26%

The convertible debentures liability is as follows at September 30, 2007:


Convertible debentures payable                    $ 1,036,122

Less: unamortized discount on debentures               71,729
                                                  -----------
Convertible debentures, net - Long term           $   964,393
                                                  ===========

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

On January 4, 2007 the Company issued 130 shares of common stock to an employee for services provided. The fair value of the award was determined by the closing price of its stock on the issuance date. For the three and nine months periods ended September 30, 2007 the Company incurred $0 and $16 of shares based compensation, respectively, related to these issuance.

On January 16, 2007 the Company issued 6,914,892 shares of common stock to employees for services provided. The fair value of the awards was determined by the closing price of its stock on the issuance date. For the three and nine months periods ended September 30, 2007 the Company incurred $0 and $760,638 of shares based compensation, respectively, related to these issuance.

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

Note 7 - DISCONTINUED OPERATIONS

On July 1, 2007 GS Carbon completed the sale to GS CleanTech Corporation of the capital stock of GS Carbon Trading, Inc. GS Carbon Trading owns capital stock in Sterling Planet, Inc., Terra Pass, Inc., Air Cycle Corporation, General Ultrasonics Corporation and General Carbonics Corporation.

In exchange for the capital stock in GS Carbon Trading, GS CleanTech assumed liability to Cornell Capital Partners under certain Convertible Debentures in the principal amount of $1,125,000 issued by GS Carbon to Cornell Capital Partners.

On July 1, 2007 the Company recorded a gain on disposal of discontinued operations of $2,234,974 computed as follows:

Cash                                                     $    7,736
Property Plant and Equipment, net
                                                            140,205
Security deposits
                                                              7,548
Interest receivable - GreenShift
                                                             31,283
Due from GreenShift
                                                          1,135,723
Deferred financing cost, net
                                                            104,167
Technology license, net
                                                            222,129
Investment in Sterling Planet Inc.
                                                          1,685,333
Investment in Air Cycle Corporation
                                                            303,078
                                                         ----------
Total Assets Transferred                                  3,637,202
                                                         ----------
Accounts payable
                                                            317,850
Accrued expenses                                             33,917
Interest payable                                             37,500
Interest payable - Greenshift
                                                             27,357
Investment payable
                                                            191,427
Due to Greenshift
                                                            531,986
Due to Candent
                                                            616,000
Due to GS Advance Application
                                                              5,100
Due to GS Ethanol Technologies
                                                            238,306
Due to GS Cleantech Ventures
                                                             25,000
Due to related party
                                                             50,000
Derivative liability
                                                          3,266,171

Cornell debenture payable, net to discount of $593,438      531,562
                                                         ----------
Total Liabilities Transferred                             5,872,176
                                                         ----------
Net Gain on Disposal of Discontinued Operations          $2,234,974
                                                         ==========

Results of discontinued operations for the three and nine months ended September 30, 2007 and the three months ended September 30, 2006 and the period of inception (January 14, 2006) to September 30, 2006 relate to the operations of GS Carbon Trading, Inc. The financial results included in discontinued operations are as follows:

                                                                                                    Period of
                                                                                  Nine Months       Inception
                                                        Three Months Ended          Ended          (January 14,
                                                          September  30,          September 30      2006) to
                                                       2007           2006           2007       September 30,2006
                                                  ----------------------------------------------------------------
Revenue account ...............................   $      --      $      --      $    18,900    $      --

Cost of revenue ...............................          --             --          (12,126)          --

SG&A expenses .................................          --         (222,093)      (730,330)      (433,916)

Gain on investment ............................          --             --           76,487           --

Interest income ...............................          --             --           31,283           --

Technology license written off ................          --             --         (189,832)          --

Amortization of financing cost ................          --             --          (20,833)          --

Unrealized loss on derivative instruments .....          --             --       (3,266,171)          --
Interest expenses
                                                         --           (7,950)      (156,188)       (19,663)
                                                  -----------    -----------    -----------    -----------

Loss from discontinued operations, net of tax $          --      $  (230,043)   $(4,248,810)   $  (453,579)
                                                  ===========    ===========    ===========    ===========

In connection with the assumption of the $1,125,000 Cornell convertible debentures by GS Cleantech, the Company, agreed to allow Cornell a one-time cashless exercise of 20,000,000 warrants into 20,000,000 shares of the Company's common stock. In addition Cornell and Highgate agreed to the cancellation of the 31,562,000 remaining warrants.

Note 8 - SUBSEQUENT EVENTS

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

On May 24, 2007, WiseBuys entered into an agreement (the "Stock Purchase Agreement") with Patrick Hackett Hardware Company ("Hacketts") to acquire 100% of the outstanding stock of Hacketts for $6 million included an up-front payment of $2,000,000 and notes of $500,000, $1,000,000 and $2,500,000 due nine months, twelve months and amortized years four through eight, respectively. On September 18, 2007, the Hacketts Merger Agreement was amended (the "Stock Purchase Agreement Amendment") to reduce the up-front payment to $1,500,000 and to add an additional future payment of $500,000 due at month fifteen. In addition as part of the closing the Company repaid in full a loan of approximately $494,000. This transaction closed on November 7, 2007.

WiseBuys executed a debt guaranty agreement with Community bank with an effective date of November 7, 2007.

Note 9 - RESTATEMENT

The September 30, 2007 financial statements have been restated to include a management fee receivable and other income of $96,226. On July 1, 2007, Seaway Valley Capital Corporation entered into an operating agreement with WiseBuys Stores, Inc. Pursuant to the agreement, Seaway Valley Capital Corporation assumed the role of fund manager of the Seaway Valley Fund, LLC, which is a wholly owned subsidiary of WiseBuys Stores, Inc. Based on the terms of the agreement, Seaway Valley Capital Corporation is compensated for its management services with a fee based on 2% of the net assets of the fund (calculated quarterly at a rate of 0.5% of the net assets) and a profit share of 20% of the profits generated in the fund. For the three months ended September 30, 2007, Seaway Capital Valley Corporation should have recorded management fee income of $96,226 with a related receivable from the fund of $96,226.

Thomas Scozzafava, the Chairman, Chief Executive Officer and Chief Financial Officer of Seaway Valley Capital Corporation, was also a majority shareholder of WiseBuys Stores, Inc. as of September 30, 2007. Subsequent to September 30, 2007, Seaway Valley Capital Corporation acquired 100% of the capital stock of WiseBuys Stores, Inc. See Note 8.

The impact of the above restatement on the Company's financial results as originally reported are summarized below:

                                                          Nine Months Ended
                                                          September 30, 2007
                                                       As Reported     As Restated
                                                       ---------------------------
Assets .............................................   $   500,000    $   596,226
Deficit accumulated during the development .........    (5,059,824)
stage ..............................................             $    $(4,963,598)
Net loss ...........................................   $(4,019,847)   $(3,923,623)
Income (Loss) from  continuing operations ..........   $(2,006,011)   $(1,907,785)
Income (Loss) per share from continuing operations .   $     (0.01)   $     (0.01)
Income (Loss) per share from discontinued operations   $     (0.01)   $     (0.01)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Seaway Capital Partners, LLC was formed in 2002 by Thomas W. Scozzafava as a money management, venture capital, and leveraged buyout company. Among other investments, Seaway Capital Partners, LLC was the original founder of and investor in WiseBuys Stores, Inc. and managed the Seaway Valley Fund, LLC (the "Fund"), a stock and bond fund wholly owned by WiseBuys Stores, Inc.

On July 1, 2007, Mr. Scozzafava sold his stake in Seaway Capital Partners, LLC and formed Seaway Capital, Inc., which acquired GreenShift's entire controlling stake in GS Carbon Corporation in return for the assumption of $498,074 legacy debt and $1,117,719 Highgate debt. As part of that transaction, GS Carbon's historical operating businesses were acquired by GreenShift Corporation affiliate, GS CleanTech Corporation. By July 1, 2007, Seaway Valley Capital Corporation had negotiated and executed documents for the purchase of the majority of the capital stock and control of WiseBuys Stores, Inc. The transaction was later amended and consummated as a stock-for-stock merger rather than a purchase.

Additionally on July 1, 2007, Seaway Valley Capital Corporation assumed the role of Fund Manager of the Seaway Valley Fund, LLC, which is a wholly owned subsidiary of WiseBuys Stores, Inc. As the sole investment manager of the Fund, the Company made exclusive investment decisions regarding acquisition and dispossession of various securities in the Fund. At the time the Company assumed the management of the Fund on July 1, 2007, its assets totaled approximately $1.83 million. On behalf of the Fund, the Company successfully negotiated and sold securities that generated gross proceeds of $1.865 million with profits of approximately $1.117. As outlined in the original Operating Agreement and later Modified Operating Agreement between the Fund and the Fund Manager, the Fund Manager is to be compensated with a fee based on a 2% of the annual assets of the Fund and a profit share of 20% of the profits generated in the Fund by the Fund Manager. As the Fund Manager the Company earned fees of $ $96,226 for the period ended September 30, 2007.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2007

Seaway Capital Partners, LLC was formed in 2002 by Thomas W. Scozzafava as a money management, venture capital, and leveraged buyout company. Among other investments, Seaway Capital Partners, LLC was the original founder of and investor in WiseBuys Stores, Inc. and managed the Seaway Valley Fund, LLC (the "Fund"), a stock and bond fund wholly owned by WiseBuys Stores, Inc.

On July 1, 2007, Mr. Scozzafava sold his stake in Seaway Capital Partners, LLC and formed Seaway Capital, Inc., which acquired GreenShift's entire controlling stake in GS Carbon Corporation As part of that transaction, GS Carbon's historical operating businesses were acquired by GreenShift Corporation affiliate, GS CleanTech Corporation. By July 1, 2007, Seaway Valley Capital Corporation had negotiated and executed documents for the purchase of the majority of the capital stock and control of WiseBuys Stores, Inc. The transaction was later amended and consummated as a stock-for-stock merger rather than a purchase.

Additionally on July 1, 2007, Seaway Valley Capital Corporation assumed the role of Fund Manager of the Seaway Valley Fund, LLC, which is a wholly owned subsidiary of WiseBuys Stores, Inc. As the sole investment manager of the Fund, the Company made exclusive investment decisions regarding acquisition and dispossession of various securities in the Fund. At the time the Company assumed the management of the Fund on July 1, 2007, its assets totaled approximately $1.83 million. On behalf of the Fund, the Company successfully negotiated and sold securities that generated gross proceeds of $1.865 million with profits of approximately $1.117. As outlined in the original Operating Agreement and later Modified Operating Agreement between the Fund and the Fund Manager, the Fund Manager is to be compensated with a fee based on a 2% of the annual assets of the Fund and a profit share of 20% of the profits generated in the Fund by the Fund Manager. As the Fund Manager the Company received fees of $96,226 for the period ended September 30, 2007.

Effective August 16, 2007, the Company was renamed "Seaway Valley Capital Corporation."

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

Net Loss

Our net income for the three months and net loss for nine months periods ended September 30, 2007 were $5,518,583 and ($3,923,621), respectively. The net loss incurred was due to the expenses and other factors described above.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Hackett Acquisition

On November 9, 2007, WiseBuys Stores, Inc., on Wednesday completed its acquisition of Patrick Hackett Hardware Company. Hacketts, one of the nation's oldest retailers with roots dating back to 1830, is a full line department store specializing in name brand merchandise and full service hardware. At the time of the acquisition, Hacketts had five locations featuring brand name clothing for men, women, and children, and a large selection of athletic, casual, and work footwear. Hacketts also carries domestics, home decor, gifts, seasonal merchandise and sporting goods. Hacketts full service hardware department features traditional hardware, tool, plumbing, paint and electrical departments.

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

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended September 30, 2007:

Exhibit Number             Description

10.1 Second Amended Limited Liability Company Operating Agreement dated July 1, 2007 between Seaway Valley Capital Corporation and member WiseBuys Stores, Inc. regarding the Seaway Valley Fund, LLC.

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


SEAWAY VALLEY CAPITAL CORPORATION


/S/      THOMAS SCOZZAFAVA
         --------------------------
By:      THOMAS SCOZZAFAVA
         Chairman, Chief Executive Officer
          and Chief Financial Officer

Date:    February 7, 2008