Form 10KSB
period 2007-12-31
SEAWAY VALLEY CAPITAL CORP
filed 2008-04-15
CIK 884380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

COMMISSION FILE NO.: 0-52356

SEAWAY VALLEY CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	20-5996486
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10-18 Park Street, 2nd Floor, Gouverneur, NY	13642
(Address of principal executive offices)	(Zip Code)
(315) 287-1122
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13or 15(d) of the Exchange Act. Yes [  ] No [X]

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form. [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[   ] No [X]

State issuer's revenues for its most recent fiscal year: $7,561,222.

The number of outstanding shares of common stock as of March 31, 2008 was 997,941,917. Based on the closing price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2008 was $6,486,622

Seaway Valley Capital Corporation
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

TABLE OF CONTENTS

		Page No
Part I
Item 1	Description of Business	3
Item 2	Description of Properties	9
Item 3	Legal Proceedings	10
Item 4	Submission of Matters to a Vote of Security Holders	10

Part II
Item 5	Market for Registrant's Common Equity and Related Stockholder Matters	10
Item 6	Management's Discussion and Analysis	11
Item 7	Financial Statements	17
Item 8	Changes and Disagreements with Accountants on Accounting and Financial Disclosure	45
Item 8A	Controls and Procedures	45
Item 8B	Other Information	45

Part III
Item 9	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act	46

Item 10	Executive Compensation	46
Item 11	Security Ownership of Certain Beneficial Owners and Related Stockholder Matters	46
Item 12	Certain Relationships and Related Transactions and Director Independence	46

Part IV
Item 13	Exhibits	47
Item 14	Principal Accountant Fees and Services	47

Signatures		48

Forward Looking Statements

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of Business - Business Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the fiscal year 2008.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Seaway Valley Capital Corporation (“Seaway Valley” or the “Company”) is a venture capital and leveraged buyout investment company.  Seaway Valley focuses on equity and equity-related investments in companies that require expansion capital and in companies pursuing acquisition strategies.   Seaway Valley will consider investment opportunities in a number of different industries, including retail, consumer products, restaurants, media, business services, and manufacturing. The Company will also consider select technology investments.  Returns are intended to be in the form of the eventual share appreciation and dispossession of those equity stakes and income from loans made to businesses.

RETAIL HOLDINGS

On October 23, 2007, Seaway Valley acquired all of the capital stock of WiseBuys Stores, Inc. (“WiseBuys”).  WiseBuys Stores, Inc. was organized in 2003 and owns and operates five retail stores in central and northern New York.  WiseBuys Stores, Inc. was formed and began operations in 2003 as a direct result of the closing of small-town retailer, Ames Department Stores.  Founded primarily by lifelong “north country” residents, WiseBuys initially focused its efforts on serving the “discount” retail needs of rural communities throughout northern and central New York.

On November 7, 2007, Seaway Valley purchased all of the outstanding capital stock of Patrick Hackett Hardware Company, a New York corporation (“Hackett’s”).  Hackett’s, one of the nation’s oldest retailers, with roots dating back to 1830, is a full line department store specializing in name brand merchandise and full service hardware.  At the time of the acquisition, Hackett’s had locations in five towns in upstate New York:  Ogdensburg, Potsdam, Watertown, Massena and Canton.  Each store features brand name clothing for men, women, and children, and a large selection of athletic, casual, and work footwear.  Hackett’s also carries domestics, home décor, gifts, seasonal merchandise and sporting goods.  Hackett’s full service hardware department features traditional hardware, tool, plumbing, paint and electrical departments.

Subsequent to the acquisition, WiseBuys has contributed its retail assets to Hackett’s, and management intends to convert the five WiseBuys stores into Hackett’s brand stores.  After the store conversions and one closure, the Company will operate nine Hackett’s locations - Canton, Gouverneur, Hamilton, Massena, Ogdensburg, Potsdam, Pulaski, Tupper Lake, and Watertown – all in New York.

Hackett’s, which in 2007 operated approximately 138,000 square feet of retail sales floor, averaged sales per square foot of approximately $108.18 for the year.  After taking over the WiseBuys stores in 2008 and without any new store openings, Hackett’s will operate locations with total sales floor square footage of 321,700 square feet.

We expect Hackett’s to transition each former WiseBuys store throughout 2008.  Additionally, we expect Hackett’s to finalize at least one new store opening.  Seaway Valley will continue to financially and operationally support Hackett’s, whether through company or asset acquisitions or general expansion.

INVESTMENT FUND

On July 1, 2007, Seaway Valley Capital Corporation assumed the role of Fund Manager of the Seaway Valley Fund, LLC, which is a wholly owned subsidiary of WiseBuys Stores, Inc. As the sole investment manager of the Fund, the Company makes exclusive investment decisions regarding acquisition and dispossession of various securities in the Fund.  At the time the Company assumed the management of the Fund on July 1, 2007, its assets totaled approximately $1.83 million.  During 2007, the Company successfully negotiated and sold securities on behalf of the Fund that generated gross proceeds of $1.97 million with realized profits of approximately $1.08 million.  At December 31, 2007, the securities remaining in the Fund had a book value of $158,353.

DESCRIPTION OF THE BUSINESS OF PATRICK HACKETT HARDWARE COMPANY

Hackett’s, one of the nation’s oldest retailers, with roots dating back to 1830, is a full line department store specializing in name premium brand clothing and footwear as well as full service hardware through its membership in member-owned True Value.  Hackett’s now has nine locations.  Each store features premium brand name clothing for men, women, and children, and a large selection of athletic, casual, and work footwear.  Hackett’s also carries domestics, home décor, gifts, seasonal merchandise and sporting goods.  Hackett’s full service hardware department features traditional hardware, tool, plumbing, paint and electrical departments.  WiseBuys Stores, Inc. was formed and began operations in 2003 as a direct result of the closing of small-town retailer, Ames Department Stores, and management has determined that WiseBuys stores shall be converted to and operated as “Hackett’s” moving forward.

As a result of the conversion of the WiseBuys stores into Hackett’s, Hackett’s currently has stores in the following locations:

•

Canton, NY - full line department store;

•

Gouverneur, NY - full line department store;

•

Hamilton, NY - full line department store;

•

Massena, NY - mall store featuring mostly clothing and footwear;

•

Ogdensburg, NY - full line department store

•

Potsdam, NY - full line department store;

•

Pulaski, NY - full line department store;

•

Tupper Lake, NY - full line department store; and

•

Watertown, NY - full line department store

Hackett’s owns three real estate properties and more typically enters seven or ten year leases with multiple five year options to re-lease.

Particularly in former WiseBuys locations, the company uses an innovative approach whereby it partnered with established and successful specialty retailers to create select “store within a store” boutiques.  The following in-store retail partnerships with both national and regional chains were established:

•

Payless ShoeSource, Inc. – “store-within-a-store” lease across chain

•

KB Toys Inc. – exclusive license agreement “KB Toys at Hackett’s” branded department

•

RadioShack – franchise acquisitions

•

Home Fashion Distributor, Inc. and Ameritex – consignment inventory for domestics

Hackett’s is currently engaged in the retail department store business.  Typical department store inventory is divided into two categories: hard lines and soft lines.  Hard lines include: home entertainment, electronics, toys, hardware, furniture, house wares, appliances, crafts, households, seasonal goods, paper, sporting goods, pets, and other.  Soft lines include: domestics, ladies' and men's apparel and sportswear, intimate apparel, children's basics, men's basic's, apparel accessories, jewelry, boys' and girls' sportswear, and infants.

Vendors and Business Partners - Hard Lines

The majority of Hackett’s hard line inventory is available through membership in the member buying cooperative, True Value.  Store managers at the respective Hackett’s locations maintain online access to thousands of True Value items with direct “drop” or delivery.  Managers order in units as low as one, with delivery multiple times per week.  In addition, Hackett’s has multiple sources for over 120,000 individual items or SKUs ("stock keeping units") in home entertainment, electronics, toys, hardware, furniture, house wares, appliances, crafts, households, seasonal goods, paper, sporting goods, pets, and other.  RadioShack, which supplies consumer electronics, is a vendor in numerous Hackett’s stores where Hackett’s owns franchise rights and operates RadioShack “stores-within-a-store”.

The majority of Hackett’s vendors offer payment terms of “net 30 days.”  However, on seasonal products there are extended terms of 90-120 days.  This allows increased cash flow on hard-lines and helps financially position the Company in periods of increased inventory requirements.  True Value covers around 90% of SKUs in the event of damage or defectiveness, and these items are processed in the field and given full vendor credit.  Other vendors also have credit programs in place for defective merchandise.  Direct store delivery (“DSD”) vendors such as Pepsi, Coke, and chip and bread suppliers offer immediate full credit.

Vendors and Business Partners - Soft Lines & Shoes

Over the years Hackett’s has built strong vendor relationships with some of the industry’s premier clothing providers including: The North Face, Carhartt, Patagonia, Levi’s, Columbia, Woolrich and many other similar companies.  These brands command premium prices and maintain strong customer loyalty in the marketplace based on years of consumer preference based on both style and the quality of the merchandise.  WiseBuys had “outsourced” both its apparel and its shoe departments, which in the industry is referred to as Lease Department Sales (“LDS”).  LDS providers are allocated a consistent or proportionate square foot sales area in each location, and they provide their own fixtures, inventory, and personnel.  Since acquiring Hackett’s, which does not use LDS providers, the company will no longer use LDS providers for apparel sales, which will result in higher revenues and actual gross margins and profits.  The company’s former LDS provider (through WiseBuys) was Masters, Inc.  Our relationship with Masters, Inc. ceased in January 2008 and we will replace its “discount” merchandise with our own premium branded merchandise.

Hackett’s carries premier footwear from providers including Nike, Asics, New Balance, Red Wing, Georgia Boot, Crocs, and Timberland.  These brands also command premium prices in the marketplace based on years of consumer preference based on both style and the quality of the merchandise.  Since its inception, WiseBuys’ footwear LDS has been Payless ShoeSource, Inc. (“Payless”).  Payless retains its own brand and signage and is more of a “store-within-a-store.”  Payless had the option to and decided to remain in the former WiseBuys store locations based on the previously negotiated leases.  Although Payless shall remain at these initial former WiseBuys locations, Hackett’s will not likely initiate additional leases with Payless nor generally carry other “discount” merchandise in any category for the foreseeable future.

Marketing Strategy

Hackett’s uses a three-prong marketing approach:

(i)

Space is allocated in-store for community use. Events are held periodically that will directly impact store traffic flow. These events have included craft shows, sportsman shows, and related events that tie-in with established community and countywide functions and events.

(ii)

“Special Buy” events are held strategically throughout the year with vendor support. An example would be a “Famous Brands” event, where our apparel provider will make volume purchases of designer names at steep discounted pricing. Other events have included “Truckload Sales” of products such as Soda, Snack items or even paper products.

(iii)

Hackett’s has also utilized radio spots, local cable TV, and print advertisements inserted in local newspapers for its advertising.

Hackett’s strategy has traditionally used product sales or special event to drive sales, although management has considered an “every day low prices” strategy.  Consumers have become more accustomed to the EDLP strategies of many retailers, and management recognizes that a blend of the two strategies may be appropriate moving forward.

BUSINESS RISK FACTORS

There are many important factors that have affected, and in the future could affect, Seaway Valley Capital Corporation's business, including but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

The issuance of shares under our convertible debentures agreements could increase the total common shares outstanding by 81%.

The holders of the debentures could convert such debentures into approximately 807,466,375 shares based on the market price on March 31, 2008. Such issuances would reduce the percentage of ownership of our existing common stockholders. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

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

The absence of independent directors on our board of directors may limit the quality of management decision making.

Tom Scozzafava is the only member of our Board of Directors.  There is no audit committee of the board and no compensation committee.  This situation means that Mr. Scozzafava will determine the direction of our company without the benefit of an objective perspective and without the contribution of insights from outside observers.  This may limit the quality of the decisions that are made.  In addition, the absence of independent directors in the determination of compensation may result in the payment of inappropriate levels of compensation.

Our common stock qualifies as a "penny stock" under SEC rules which may make it more difficult for our stockholders to resell their shares of our common stock.

Our common stock trades on the OTC Bulletin Board. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the NASDAQ Global Market or the NASDAQ Capital Market. Because our common stock does not trade on a stock exchange or on the NASDAQ Global Market or the NASDAQ Capital Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock affects the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

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

Hackett’s growth strategy of new store openings and acquisitions could create challenges Hackett’s may not be able to adequately meet.

Hackett’s intends to continue to pursue growth for the foreseeable future, and to evolve existing business to promote growth.  Hackett’s future operating results will depend largely upon its ability to open and operate stores successfully and to profitably manage a larger business.   Operation of a greater number of new stores, moving or expanding store locations and expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by Hackett’s in existing stores and markets. There can be no assurance that Hackett’s expansion will not adversely affect the individual financial performance of its existing stores or the overall results of operations.  Further, as the number of stores increases, Hackett’s may face risks associated with market saturation of its products and concepts. Finally, there can be no assurance that Hackett’s will successfully achieve expansion targets or, if achieved, that planned expansion will result in profitable operations.

This growth strategy requires improving Hackett’s operations, and Hackett’s may not be able to do this sufficiently to effectively prevent negative impact on its business and financial results.

In order to manage Hackett’s planned expansion, among other things, Hackett’s will need to locate suitable store sites, negotiate acceptable lease terms, obtain or maintain adequate capital resources on acceptable terms, source sufficient levels of inventory, hire and train store managers and sales associates, integrate new stores into existing operations and maintain adequate distribution center space and information technology and other operations systems.  If Hackett’s is unable to accomplish all of these tasks in a cost-effective manner, its business plan will not be successful.

Hackett’s needs to continually evaluate the adequacy of its management information and distribution systems.

Implementing new systems and changes made to existing systems could present challenges management does not anticipate and could negatively impact Hackett’s business. Hackett’s management cannot anticipate all of the changing demands that expanding and changing operations will impose on business, systems and procedures, and the failure to adapt to such changing demands could have a material adverse effect on results of operations and financial condition. Failure to timely implement initiatives necessary to support expanding and changing operations could materially impact business.

The success of Hackett’s business depends on establishing and maintaining good relationships with mall operators and developers, and problems with those relationships could make it more difficult for Hackett’s to expand to certain sites or offer certain products.

Any restrictions on Hackett’s ability to expand to new store sites, remodel or relocate stores where management feels it necessary or to offer a broad assortment of merchandise could have a material adverse effect on business, results of operations and financial condition. If relations with mall operators or developers become strained, or Hackett’s otherwise encounters difficulties in leasing store sites, Hackett’s may not grow as planned and may not reach certain revenue levels and other operating targets.  Risks associated with these relationships are more acute given recent consolidation in the retail store industry, and Hackett’s has seen certain increases in expenses as a result of such consolidation that could continue.

If Hackett’s fails to offer a broad selection of products and brands that customers find attractive, Hackett’s revenues could decrease.

In order to meet its strategic goals, Hackett’s must successfully offer, on a continuous basis, a broad selection of appealing products that reflect customers’ preferences. Consumer tastes are subject to frequent, significant and sometimes unpredictable changes. To be successful in Hackett’s line of business, product offerings must be broad and deep in scope and affordable to a wide range of consumers whose preferences may change regularly. Management cannot predict with certainty that Hackett’s will be successful in offering products that meet these requirements. If Hackett’s product offerings fail to satisfy customers’ tastes or respond to changes in customer preferences, revenues could decline. In addition, any failure to offer products that satisfy customers’ preferences could allow competitors to gain market share.

Hackett’s comparable store sales are subject to fluctuation resulting from factors within and outside Hackett’s control, and lower than expected comparable store sales could impact business and Seaway’s stock price.

A variety of factors affects comparable store sales including, among others, the timing of new product releases and fashion trends; the general retail sales environment and the effect of the overall economic environment; Hackett’s ability to efficiently source and distribute products; changes in Hackett’s merchandise mix; ability to attain exclusivity and certain related licenses; competition from other retailers; opening of new stores in existing markets and Hackett’s ability to execute its business strategy efficiently. To date, Hackett’s comparable store sales results have fluctuated significantly in the past, and management believes that such fluctuations will continue.

Economic conditions could change in ways that reduce Hackett’s sales or increase Hackett’s expenses.

Certain economic conditions affect the level of consumer spending on merchandise Hackett’s offers, including, among others, employment levels, salary and wage levels, interest rates, taxation and consumer confidence in future economic conditions. Hackett’s is also dependent upon the continued popularity of malls and strip malls as a shopping destination, the ability of other mall tenants and other attractions to generate customer traffic and the development of new malls. A slowdown in the United States economy or an uncertain economic outlook could lower consumer spending levels and cause a decrease in mall traffic or new mall development, each of which would adversely affect growth, sales results and financial performance.

Changes in laws, including employment laws and laws related to Hackett’s merchandise, could make conducting Hackett’s business more expensive or change the way Hackett’s does business.

In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of Hackett’s business more expensive or require Hackett’s to change the way it does business.  For example, changes in federal and state minimum wage laws could raise the wage requirements for certain of Hackett’s associates, which would likely cause management to reexamine Hackett’s entire wage structure for stores. Other laws related to employee benefits and treatment of employees, and privacy, could also negatively impact Hackett’s such as by increasing benefits costs like medical expenses. Moreover, changes in product safety or other consumer protection laws could lead to increased costs for certain merchandise, or additional labor costs associated with readying merchandise for sale. It is often difficult to plan and prepare for potential changes to applicable laws.

Timing and seasonal issues could negatively impact Hackett’s financial performance for given periods.

Hackett’s quarterly results of operations fluctuate materially depending on, among other things, the timing of store openings and related pre-opening and other startup expenses, net sales contributed by new stores, increases or decreases in comparable store sales, releases of new products ,and shifts in timing of certain holidays, changes in merchandise mix and overall economic and political conditions.  Hackett’s business is also subject to seasonal influences, with heavier concentrations of sales during the back-to-school, Halloween and holiday (defined as the week of Thanksgiving through the first few days of January) seasons and other periods when schools are not in session. The holiday season has historically been the single most important selling season. Management believes that in the locations where its stores are located, the importance of the summer vacation and back-to-school seasons and to a lesser extent, the spring break season as well as Halloween, all reduce the dependence on the holiday selling season, but this will not always be the case to the same degree. As is the case with many retailers of apparel, accessories and related merchandise, Hackett’s typically experiences lower net sales in the first fiscal quarter relative to other quarters.

Hackett’s has many important vendor and license partner relationships, and Hackett’s ability to obtain merchandise or provide it through license agreements could be hurt by changes in those relationships, and events harmful to Hackett’s vendors or license partners could impact results of operations.

Hackett’s financial performance depends on Hackett’s ability to purchase desired merchandise in sufficient quantities at competitive prices. Although Hackett’s has many sources of merchandise, substantially all of Hackett’s music/pop culture-licensed products are available only from vendors that have exclusive license rights. In addition, small, specialized vendors, some of which create unique products primarily for us, supply certain of Hackett’s products. Hackett’s smaller vendors generally have limited resources, production capacities and operating histories and some of Hackett’s vendors have restricted the distribution of their merchandise in the past. Hackett’s generally has no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products. There can be no assurance that Hackett’s will be able to acquire desired merchandise in sufficient quantities on acceptable terms in the future. Any inability to acquire suitable merchandise, or the loss of one or more key vendors, may have a material adverse effect on Hackett’s business, results of operations and financial condition.

Competitors’ Internet sales could hinder Hackett’s overall financial performance.

Hackett’s sells merchandise that also can be purchased over the Internet through the other retail websites. Hackett’s Internet operations do not yet include commerce, and not having such operations could pose risks to Hackett’s overall business.

Hackett’s is dependent for success on a few key executive officers. Its inability to retain those officers would impede its business plan and growth strategies, which would have a negative impact on business and the potential value of any investment in Seaway.  Loss of key people or an inability to hire necessary and significant personnel could hurt Hackett’s business.

Hackett’s performance depends largely on the efforts and abilities of senior management. The sudden loss of either’s services or the services of other members of Hackett’s management team could have a material adverse effect on business, results of operations, and financial condition.  Furthermore, there can be no assurance that Mr. Scozzafava or the existing Hackett’s management team will be able to manage growth or be able to attract and retain additional qualified personnel as needed in the future.  Hackett’s can give no assurance that it can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to Hackett’s.  Although Hackett’s intends to issue stock options or other equity-based compensation to attract and retain employees, such incentives may not be sufficient to attract and retain key personnel.

There is a risk Hackett’s could acquire merchandise without full rights to sell it, which could lead to disputes or litigation and hurt Hackett’s financial performance and stock price.

Hackett’s and its partners purchase licensed merchandise from a number of suppliers who hold manufacturing and distribution rights under the terms of certain licenses. Hackett’s generally rely upon vendors’ representations concerning manufacturing and distribution rights and do not independently verify whether these vendors legally hold adequate rights to licensed properties they are manufacturing or distributing. If Hackett’s or its partners acquire unlicensed merchandise, Hackett’s could be obligated to remove such merchandise from stores, incur costs associated with destruction of merchandise if the distributor is unwilling or unable to reimburse Hackett’s, and be subject to liability under various civil and criminal causes of action, including actions to recover unpaid royalties and other damages. Any of these results could have a material adverse effect on business, results of operations and financial condition.

Hackett’s faces intense competition, including competition from companies with significantly greater resources than Hackett’s.  If Hackett’s is unable to compete effectively with these companies, Hackett’s market share may decline and its business could be harmed.

The retail industry is highly competitive with numerous competitors, many of whom are well-established. Most of Hackett’s competitors have significantly greater financial, technological, managerial, marketing and distribution resources than does Hackett’s. Their greater capabilities in these areas may enable them to compete more effectively on the basis of price and more quickly offer new products. In addition, new companies may enter the markets in which Hackett’s competes, further increasing competition in the industry. Hackett’s may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand the number of Hackett’s stores, which would adversely impact the trading price of Seaway’s common shares.

Hackett’s future operating results may fluctuate and cause the price of Seaway’s common stock to decline.

Hackett’s expects that Hackett’s revenues and operating results will continue to fluctuate significantly from quarter to quarter due to various factors, many of which are beyond Hackett’s control. The factors that could cause Hackett’s operating results to fluctuate include, but are not limited to:

•

seasonality of the business;

•

price competition from other retailers;

•

general price increases by suppliers and manufacturers;

•

Hackett’s ability to maintain and expand Hackett’s distribution relationships;

•

increases in the cost of advertising;

•

unexpected increases in shipping costs or delivery times;

•

Hackett’s ability to build and maintain customer loyalty;

•

the introduction of new services, products and strategic alliances by us and Hackett’s competitors;

•

the success of Hackett’s brand-building and marketing campaigns;

•

government regulations, changes in tariffs, duties, and taxes;

•

Hackett’s ability to maintain, upgrade and develop Hackett’s retail stores;

•

changes in Hackett’s store leasing costs;

•

the amount and timing of operating costs and capital expenditures relating to expansion of Hackett’s business, operations and infrastructure; and

•

general economic conditions as well as economic conditions specific to the retail sector.

If Hackett’s revenues or operating results fall below the expectations of investors or securities analysts, the price of Seaway Valley Capital Corporation’s common stock could significantly decline.

Hackett’s growth and operating results could be impaired if it is unable to meet its future capital needs.

Hackett’s may need to raise additional capital in the future to:

•

fund more rapid expansion;

•

acquire or expand into new retail locations, warehousing facilities or office space;

•

maintain, enhance and further develop Hackett’s information technology systems;

•

develop new product categories or enhanced services;

•

fund acquisitions; or

•

respond to competitive pressures.

If Hackett’s raises additional funds by issuing equity or convertible debt securities, the percentage ownership of stockholders will be diluted. Furthermore, any new securities could have rights, preferences and privileges senior to those of the common stock. Hackett’s currently does not have any commitments for additional financing. Hackett’s cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, Hackett’s may not be able to fund its expansion, develop or enhance Hackett’s products or services or respond to competitive pressures.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company currently maintains office space at 10-18 Park Street, 2nd Floor, Gouverneur, New York 13642 in a leased facility. The Company paid no rent during 2007 for these offices. During 2008 the Company may be asked to pay rent for these offices. We believe these offices will be sufficient for our needs for the foreseeable future.

Hackett’s owns or leases a number of properties.  Below is a complete list of Hackett’s real estate properties – both leased and owned:

Patrick Hackett Hardware Company (owned)

19 Minor Street

Canton, NY 13617

Patrick Hackett Hardware Company (owned)

1223 Pickering Street

Ogdensburg, NY 13669

Patrick Hackett Hardware Company (owned)

1301 State Street

Ogdensburg, NY 13669

Patrick Hackett Hardware Company (leased)

5533 University Plaza

Canton, NY 13617

Patrick Hackett Hardware Company (leased)

471 East Main Street, Suite 1B

Gouverneur, NY 13642

Patrick Hackett Hardware Company (leased)

200 Market Street

Potsdam, NY 13676

Patrick Hackett Hardware Company (leased)

3779 State Route 3

Pulaski, NY 13142

Patrick Hackett Hardware Company (leased)

6100 St. Lawrence Center

Massena, NY 13662

Patrick Hackett Hardware Company (leased)

94 Demars Blvd., Suite 1

Tupper Lake, NY 12986

Patrick Hackett Hardware Company (leased)

144 Eastern Blvd.

Watertown, NY 13601

Patrick Hackett Hardware Company (leased)

108 Utica Street, Route 12B

Hamilton, NY 13346

ITEM 3. LEGAL PROCEEDINGS

The Company's WiseBuys subsidiary is party to the matter entitled Einar J. Sjuve vs. WiseBuys Stores, Inc. et al, which action was filed in the Supreme Court of Oswego County, New York in January 2008. The complaint involves an alleged slip and fall that occurred at WiseBuys’ Pulaski, NY store in 2005.  The Plaintiff is alleging damages in the amount of $125,000.  WiseBuys intends to answer the complaint denying the majority of the claims.  WiseBuys believes that it has adequate insurance coverage to protect it against any potential liability for the claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Seaway Valley’s Common Stock trades on the OTC Bulletin Board under the symbol "SWVC." The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's Common Stock during the past two years as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period                             High              Low
----------------------------------------------------------------------
2006 First Quarter                 1.3000            0.7500

2006 Second Quarter                1.0000            0.4800

2006 Third Quarter                 1.2500            0.3500

2006 Fourth Quarter                0.9500            0.1000

2007 First Quarter                 0.1490            0.0160

2007 Second Quarter                0.0650            0.0007

2007 Third Quarter                 0.0860            0.0040

2007 Fourth Quarter                0.0560            0.0095

There are 4,038 holders of record of the Company’s common stock.  The number of holders does give effect to beneficial ownership of shares held in the street name of stock brokerage houses or clearing agents but does not necessarily reflect the actual ownership of the shares.

DIVIDENDS

We have no present intention of paying dividends in the foreseeable future. Our policy for the time being is to retain earnings and utilize the funds for operations and growth. Future dividend policies will be determined by the Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions.

SALE OF UNREGISTERED SECURITIES

In November 2007 the Company sold four million shares of common stock to CEOcast, Inc. for a purchase price of $0.021 per share.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose principals had access to detailed information about the Company, and were acquiring the shares for its own account.  There were no underwriters.

REPURCHASE OF EQUITY SECURITIES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during 2007.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Seaway Valley Capital Corporation is a venture capital and leveraged buyout investment company that focuses primarily on equity and equity-related investments in companies that require expansion capital and in companies pursuing acquisition strategies. Seaway Valley will consider investment opportunities in a number of different industries, including retail, consumer products, restaurants, media, business services, and manufacturing. The Company will also consider select technology investments.  Returns are intended to be in the form of the eventual share appreciation and dispossession of those equity stakes and income from loans made to businesses.

RETAIL HOLDINGS

On October 23, 2007, Seaway Valley acquired all of the capital stock of WiseBuys Stores, Inc.  WiseBuys was organized in 2003 and owned and operated five retail stores in central and northern New York.  On November 7, 2007, Seaway Valley purchased all of the outstanding capital stock of Patrick Hackett Hardware Company, a New York corporation.  Hackett’s, one of the nation’s oldest retailers, with roots dating back to 1830, is a full line department store specializing in premium, name brand merchandise and full service hardware.  At the time of the acquisition, Hackett’s had locations in five towns in upstate New York.  Each store features brand name clothing for men, women, and children, and a large selection of athletic, casual, and work footwear.  Hackett’s also carries domestics, home décor, gifts, seasonal merchandise and sporting goods.  Hackett’s full service hardware department features traditional hardware, tool, plumbing, paint and electrical departments.  WiseBuys will contribute its retail assets to Hackett’s, and management intends to convert the five WiseBuys stores into the Hackett’s brand stores.  After the store conversions and one closure, the Company will operate nine Hackett’s locations - Canton, Gouverneur, Hamilton, Massena, Ogdensburg, Potsdam, Pulaski, Tupper Lake, and Watertown – all in New York.

Hackett’s maintains strong vendor relationship with some of the industry’s premier clothing providers including: The North Face, Carhartt, Patagonia, Levi’s, Columbia, Woolrich and many other similar companies.  These brands command premium prices and maintain strong customer loyalty in the marketplace based on years of consumer preference based on both style and the quality of the merchandise.  Hackett’s also carries premier footwear from providers including Nike, Asics, New Balance, Red Wing, Georgia Boot, Crocs, and Timberland.  These brands also command premium prices in the marketplace based on years of consumer preference based on both style and the quality of the merchandise.

Hackett’s, which in 2007 operated five stores with approximately 138,000 square feet of retail sales floor, averaged sales per square foot of approximately $108.18 for the year.  After taking over the WiseBuys stores in 2008 and without any new store openings, Hackett’s will operate locations with total sales floor square footage of 321,700 square feet.

We expect Hackett’s to transition each former WiseBuys store throughout 2008.  Additionally, we expect Hackett’s to finalize at least one new store opening.  Seaway Valley will continue to financially and operationally support Hackett’s, whether through company or asset acquisitions or general expansion.

Result of Operations

Fiscal Year Ended December 31, 2007 Compared with Fiscal Year Ended December 31, 2006

The Company’s net sales increased to $7,561,222 for fiscal year ended December 31, 2007 from $6,229,002 for fiscal year ended December 31, 2006, an increase of $1,332,220, or roughly 21.4%.  The increase in sales was the result of the acquisition of Hackett’s, which took place on November 7, 2007.  These additional Hackett’s sales helped offset lowered sales at the now ceased WiseBuys division.  These lower sales resulted from management’s decision to significantly lower WiseBuys’ inventory level during late fiscal 2006 and early fiscal 2007 in anticipation of the Hackett’s acquisition.  Management at both Hackett’s and WiseBuys believed that the acquisition would occur in early 2007 and therefore liquidated and failed to replenish WiseBuys merchandise that did not fit with the revised “Hackett’s” format.  The acquisition of Hackett’s was delayed, however, and the lower WiseBuys inventories resulted in significantly lower WiseBuys sales.

Cost of goods sold were disproportionately lower during fiscal 2007 due to higher “third party income” (which have no costs) as a percentage of total revenues in 2007 versus 2006 at our WiseBuys division, as well as strong seasonal margins associated with Hackett’s November-December sales – the only two months accounted for at the Company.  For this reason, despite a 21.4% increase in sales, our cost of those sales increased by only $84,531 or 2.0% from our cost of sales during fiscal year 2006.  This led to a 61.5% increase in our gross margin to $3,277,326 for fiscal year ended December 31, 2007 from $2,029,637 for fiscal year ended December 31, 2006, which is an increase of $1,247,689.

Our general and administrative expenses disproportionately increased as a percentage of sales, as WiseBuys maintained most of its overhead in place while reducing inventory (and sales) during fiscal 2007.  For this reason, while achieving a 21.4% increase in sales, we had a 40.4% or $1,293,454 increase in SG&A.  Selling, general and administrative expenses increased from $3,200,505 for fiscal year ended December 31, 2006 to $4,493,959 for fiscal year ended December 31, 2007.

Additionally, Seaway Valley Capital Corporation incurred non-cash expenses from the issuance of shares of $2,298,904, which occurred under previous management prior to July 1, 2007.

WiseBuys’ operations in fiscal 2006 and in 2007 created a cash flow need, and capital contributions and profits from the trading activities of Seaway Valley Fund, LLC filled this cash flow need.  Because some of these securities appreciated in value substantially during 2006 and 2007, we realized gains of $1,992,359 in 2006 and $527,081 in 2007 as a result of the sale of these investment securities.   This enabled us to report operating income of $821,491 in 2006, despite losses in the WiseBuys retail operations.  In 2007, however, the increase in our selling, general and administrative expense was too great to be offset by our securities gains, and we incurred an operating loss of $2,904,456.

We incurred a loss from continuing operations of ($2,933,502) in 2007, compared to income of $1,708,790 in 2006.  The primary drivers of the 2007 loss were: (i) the aforementioned increase in SG&A expenses, and (ii) $1,017,595 increase in interest expense, the majority of which ($998,096) was the result of the amortization of debt discounts resulting from an accounting treatment of certain convertible debenture and the aforementioned non-cash share based compensation expense of $2,298,904.  After adjusting for the two non-cash line items, income from continuing operations would have been $454,722 in 2007.

On July 1, 2007, when Seaway Capital, Inc. acquired control of the Company from GreenShift Corporation, the Company sold its  operating businesses to GS CleanTech Corporation, an affiliate of GreenShift, in return for the assumption by GS CleanTech of a $1,125,000 convertible debenture owed by the Company (See Note 15 to the Consolidated Financial Statements).  This sale resulted in a one-time gain on the sale of the discontinued operations of $1,363,334, which was more than offset by operating losses of that divested division of $2,591,744, which resulted in a net loss from discontinued operations of $1,228,410.

Net income for the fiscal years of 2006 and 2007 was a profit of $745,821 and a loss of $5,048,035, respectively.  The primary drivers for the losses in 2007 were expenses relating to share based compensation, total losses from discontinued operations, interest expense related to embedded derivatives and debt discounts, and lower sales relative to expenses at the WiseBuys subsidiary.

Liquidity and Capital Resources

Our operations have been funded to date primarily by loans (both bank loans and more recently convertible debentures), contributions by our founders and their associates, and profitable securities sales at Seaway Valley Fund, LLC.  The net amount of the bank loans is reflected on our December 31, 2007 balance sheet in the aggregate amount of $8,801,743.  The net amount of the convertible debentures is reflected on our December 31, 2007 balance sheet in the aggregate amount of $2,123,997.

Our profitable securities sales by the Fund have offset the negative cash flow from the WiseBuys division since January 2006. We expect to reverse the negative cash flow trend by converting WiseBuys stores to Hackett’s stores, which enjoy higher per store sales and gross margins.  At December 31, 2007 we had $9,360,786 in current assets, of which inventory represented $6,194,051 at cost and which was readily saleable.  Our marketable securities held in the Fund as of December 31, 2007 had a market value of $158,353, which, unless they appreciate in value significantly, would not be sufficient to offset potential losses and satisfy upcoming debt obligations.

As a result, to increase the Company’s liquidity and to help fund operations, the Company secured a $5 million inventory-based line of credit from Wells Fargo in March 2008.  Concurrently, YA Global Investments, LP acquired over $2.2 million of the Company’s legacy senior bank debt, most of which was due at that time.  The purchase and exchange of this debt into convertible debentures by YA Global materially lowered that Company’s immediate cash needs by $2.2 million and also allowed the Company to maintain significantly more available capital under the Wells Fargo line of credit.  In addition, the Company expects to receive capital from Golden Gate Investors, Inc. to satisfy its Promissory Note asset of $1.1 million during 2008.

As a result, we have the capital resources necessary to carry on operations for the next year, despite continuing losses.  In order to implement our revised business plan, however, we will need substantial additional capital, including the funds associated with any of the Company’s notes receivable outstanding.

The Company expects to fund its operations and capital expenditures from internally generated funds as well as additional outside capital, which may come in the form of equity or debt.  Management believes that its existing cash balances will be sufficient to meet its short term working capital, capital expenditures, and investment requirements for at least the next 6 to 12 months. Hackett’s or the Company may require additional funds for other purposes, such as acquisitions of complementary businesses, and may seek to raise such additional funds through public and private equity financings or from other sources. However, management cannot assure you that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us or that any additional financing will not be dilutive.

Future maturities of long-term debt and capital lease obligations are as follows:

Year Ending December 31	Total
2008	$3,075,869
2009	1,033,893
2010	579,622
2011	903,930
2012	665,481
Thereafter	1,617,948

Total	7,876,743

NEW ACCOUNTING PRONOUNCEMENTS

In 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 (revised   2007) Business Combinations.   This Statement replaces FASB Statement No. 141, Business Combinations.  This  Statement  requires  an acquirer  to  recognize  the assets acquired,  the  liabilities  assumed,  and any  non-controlling  interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.

SFAS No. 141  (revised) is effective  for  business  combinations  for which the acquisition date is on or after the  beginning  of the first  annual  reporting period beginning on or after December 15, 2008.  Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In February  2007,  the  Financial  Accounting  Standards  Board  (FASB) issued Statement of Financial Accounting  Standard  (SFAS) No. 159,  "The Fair Value Option for Financial Assets and Financial Liabilities" including an amendment of FASB  Statement No. 115 with respect to  improvement  of financial  reporting of certain  investments  in debt and  equity  securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments.

SFAS No. 159 is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007.  Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations and cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Derivative Liabilities

As of December 31, 2007 we had several convertible debentures due to various unaffiliated parties. The conversion feature on these debentures is variable based on trailing market prices and therefore contains an embedded derivative. We value the conversion feature at the time of issuance using the Black-Scholes Model and record a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The derivative liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock the change in the derivative liability and the resulting gain or loss is usually material to our results.

The principal amount on our convertible debentures due to the parties was $3.9 million as of December 31, 2007 and the unamortized note discount was $1.8 million. For the year ended December 31, 2007, we recognized interest expense for accretion of the debt discount of $1.1 million and a gain for the change in fair value of the derivative of $1.2 million for these debentures. The derivative liability as of December 31, 2007 was $.9 million for debentures due to these parties.

Intangible Assets

Intangibles with definite lives are subject to impairment testing in the event of certain indicators. Impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value.  The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

During 2007, the Company acquired Patrick Hackett Hardware Company. In connection therewith, the Company recognized an excess purchase price of $5.1 million. At December 31, 2007, the Company is in the process of evaluating and allocating the excess purchase price to the assets purchased and assessing goodwill, if any, associated with the acquisition.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

April 14, 2008

To the Board of Directors and Stockholders of

Seaway Valley Capital Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Seaway Valley Capital Corporation and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the auditing standards established by the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seaway Valley Capital Corporation and Subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As more fully discussed in Note 1 to the financial statements, the Company has suffered losses from operations and has a working capital deficiency as of December 31, 2007.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dannible & McKee, LLP

Dannible & McKee, LLP

Syracuse, New York

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007

ASSETS
Current assets:
Cash	$1,116,003
Accounts receivable	323,357
Inventories	6,194,051
Notes receivable	1,200,000
Marketable securities, trading	158,353
Prepaid expenses and other assets	48,990
Refundable income taxes	320,032
Total current assets	9,360,786
Property and equipment, net	3,787,485
Other Assets:
Deferred financing fees	82,301
Other assets	387,226
Excess purchase price	5,099,471
Security deposits	32,300
Total other assets	5,601,298
TOTAL ASSETS	$18,749,569

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Line of credit	$925,000
Accounts payable	3,133,709
Accrued expenses	719,099
Current portion of long term debt	3,075,869
Convertible debentures	946,328
Derivative liability - convertible debentures	878,499
Total current liabilities	9,678,504
Long term debt, net of current	4,800,874
Convertible debentures, net of current	1,177,669
Due to related party	12,500
Total liabilities	15,669,547
Commitments and contingencies	-
STOCKHOLDERS' EQUITY
Series A voting preferred stock, $.0001 par value; 100,000
shares authorized; no shares issued and outstanding	-
Series B voting preferred stock, $.0001 par value; 100,000
shares authorized; 100,000 shares issued and outstanding	10
Series C voting preferred stock, $.0001 par value; 1,600,000
shares authorized; 1,458,236 shares issued and outstanding	146
Common stock, $0.0001 par value, 2,500,000,000 authorized;
891,391,917 shares issued and outstanding	89,139
Additional paid-in capital	10,384,807
Accumulated deficit	(7,394,080)
Total stockholders' equity	3,080,022
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,749,569
The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Revenue and third party income	$7,561,222	$6,229,002
Cost of revenue	4,283,896	4,199,365
Gross profit	3,277,326	2,029,637

Gain on sale of securities, net	527,081	1,992,359

Operating expenses:
Selling, general and administrative expenses	4,493,959	3,200,505
Stock based compensation	2,298,904	-
Total operating expenses	6,792,863	3,200,505

Operating income (loss)	(2,988,456)	821,491

Other income (expense):
Forgiveness of the registration rights penalty	-	480,290
Unrealized gain on derivative instruments	1,270,146	590,384
Interest expense	(1,284,913)	(267,318)
Interest income	24,346	25,503
Other income	45,375	58,440
Total other income (expense)	54,954	887,299

Income (loss) from continuing operations	(2,933,502)	1,708,790

Discontinued operations
Gain on disposal of discontinued operations (net of tax)	1,363,334	-
Loss from discontinued operations (net of tax)	(2,591,744)	(517,950)
Total discontinued operations	(1,228,410)	(517,950)

Income (loss) before provision for income taxes	(4,161,912)	1,190,840

Provision for deferred income taxes	886,123	445,019

Net income (loss)	$(5,048,035)	$745,821

Income (loss) per share from continuing operations – basic	$(0.01)	$0.13
Income (loss) per share from discontinued operations – basic	-	(0.05)
Income (loss) per share – basic	$(0.01)	$0.08
Weighted average shares of common stock outstanding – basic	474,237,553	9,715,006

Income (loss) per share from continuing operations – diluted	$(0.01)	$0.13
Income (loss) per share from discontinued operations – diluted	-	(0.05)
Income (loss) per share – diluted	$(0.01)	$0.08
Weighted average shares of common stock outstanding – diluted	474,237,553	9,715,006

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Stock
	Series A Voting		Series B Voting		Series C Voting
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, January 1, 2006	-	$-	-	$-	-	$-

January 14, 2006	-	-	-	-	-	-

Effect of reverse merger October 9, 2006	-	-	100,000	10	-	-

Effect of reverse split November 27, 2006	-	-	-	-	-	-

Conversion of Series B Preferred Stock December 29, 2006	-	-	(21,750)	(2)	-	-

Preferred stock dividends of subsidiary	-	-	-	-	-	-

Net income	-	-	-	-	-	-

Balance, December 31, 2006	-	$-	78,250	$8	-	$-

Preferred stock dividends of subsidiary	-	-	-	-	-	-

Stock issued in connection with merger October 23, 2007	-	-	-	-	1,458,236	146

Stock issued for compensation	-	-	-	-	-	-

Conversion of common stock	-	-	21,750	2	-	-

Conversions of debt	-	-	-	-	-	-

Warrants issued with debt	-	-	-	-	-	-

Net loss	-	-	-	-	-	-

Balance, December 31, 2007	-	$-	100,000	$10	1,458,236	$146

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2006	-	$-	$-	$(729,704)	$(729,704)

January 14, 2006	1,000	-	-	-	-

Effect of reverse merger October 9, 2006	2,066,510,590	206,651	648,372	(1,261,552)	(406,519)

Effect of reverse split November 27, 2006	(2,058,244,433)	(205,824)	205,824	-	-

Conversion of Series B Preferred Stock December 29, 2006	20,000,000	2,000	(1,998)	-	-

Preferred stock dividends of subsidiary	-	-	-	(150,306)	(150,306)

Net income	-	-	-	745,821	745,821

Balance, December 31, 2006	28,267,157	$2,827	$852,198	$(1,395,741)	$(540,708)

Preferred stock dividends of subsidiary	-	-	-	(130,929)	(130,929)

Stock issued in connection with merger October 23, 2007	-	-	4,934,422	(819,375)	4,115,193

Stock issued for compensation	84,414,911	8,441	2,206,463	-	2,214,904

Conversion of common stock	(6,000,000)	(600)	598	-	-

Conversions of debt	784,710,849	78,471	1,495,327	-	1,573,798

Warrants issued with debt	-	-	895,799	-	895,799

Net loss	-	-	-	(5,048,035)	(5,048,035)

Balance, December 31, 2007	891,392,917	$89,139	$10,384,807	$(7,394,080)	$3,080,022

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations
Net income (loss) from continuing operations	$(799,225)	$1,594,920
Adjustments to reconcile net income (loss) to net cash
provided by continuing operating activities:
Depreciation and amortization	161,202	124,898
Forgiveness of the registration rights penalty	-	(480,290)
Gain on sale of marketable securities	(527,081)	(1,992,359)
Unrealized gain on derivative instruments	(3,945,953)	(590,384)
Amortization of deferred financing fees	3,866	-
Stock based compensation	2,298,904	-
Amortization of debt discount	983,537	101,028
Proceeds from sale of trading securities, net	1,833,073	2,531,069
Change in assets and liabilities:
Accounts receivable	(127,255)	(19,331)
Inventories	1,509,896	573,320
Prepaid expenses and other assets	90,563	68,930
Refundable income taxes	(28,134)	(90,369)
Deferred income taxes	(114,779)	203,217
Other assets	(331,959)	26,505
Security deposits	7,548	(7,548)
Accounts payable	(13,971)	300,510
Accrued expenses	1,942,917	(831,776)
Cash Provided by Continuing Operating Activities	2,943,149	1,512,340
Discontinued Operations
Net loss from discontinued operations	(2,591,744)	(517,950)
Adjustments to reconcile net loss to net cash
provided by continuing operating activities:
Depreciation and amortization	19,908	-
Unrealized gain on derivative instruments	2,675,807	-
Amortization of deferred financing fees	833	-
Provision for deferred income taxes	(1,657,066)	(331,149)
Change in assets and liabilities:
Accounts payable	30,508	-
Accrued expenses	(20,526)	-
Cash Used in Discontinued Operating Activities	(1,542,280)	(849,099)

Cash Provided by Operating Activities	1,400,869	663,241

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	(1,500,000)	-
Purchase of property and equipment	(184,417)	(87,334)
Issuance of note receivable	(1,200,000)	-
Cash Used in Investing Activities	(2,884,417)	(87,334)

CASH FLOW FROM FINANCING ACTIVITIES:
Deferred financing fees	(87,000)	-
Deferred financing fees - discontinued	(105,000)
Repayments to related parties - discontinued	(445,650)
Proceeds from convertible debentures	2,417,500	402,000
Payments on convertible debentures	(131,794)	(212,429)
Cash Provided by Financing Activities	1,648,056	189,571

Net Increase in Cash	164,508	625,273
Cash at Beginning of Year	951,495	326,222
Cash at End of Year	$1,116,003	$951,495

Cash paid during the year for:
Interest	$195,593	$287,449
Income taxes	$-	$86,145

SUPPLEMENTAL STATEMENT OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of GS Carbon trading, Inc. shares in exchange for the transfer of holdings in cost and equity method investments	$-	$107,134

DirectView, Inc. net liabilities assumed October 9, 2006	-	2,645,360

Acquisition of Technology License	-	211,328

Conversion of convertible debt into common stock	1,573,798	-

Conversion of common stock in preferred stock	2	-

Preferred stock issued for merger	4,115,193	-

Warrants issued with debt	895,799	-

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 1- DESCRIPTION OF BUSINESS

Basis of presentation, organization and other matters

On October 9, 2006, DirectView, Inc. ("DirectView"), acquired all of the outstanding capital stock of GS Carbon Trading, Inc. GS Carbon Trading became a wholly owned subsidiary of DirectView. The business of GS Carbon Trading, Inc. was the only business of DirectView after the acquisition.

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

On October 23, 2006 GS Carbon acquired General Ultrasonics from its parent, GreenShift Corporation, for the assumption of the liabilities and General Ultrasonics' ongoing cash needs. The acquisition was treated as a common control acquisition under the provisions of Appendix D of SFAS No. 141, Business Combinations.

Effective on November 27, 2006, DirectView, Inc., a Nevada corporation, reincorporated in the State of Delaware by merging with and into GS Carbon Trading, Inc., which changed its name to GS Carbon Corporation, a Delaware corporation. As a result of the merger, the name of the  corporation became GS Carbon Corporation.

On July 1, 2007, Seaway Capital, Inc. acquired GreenShift's entire controlling stake in GS Carbon Corporation. In connection with that transfer, the Company sold 100% of the capital stock of GS Carbon Trading, Inc., which owns certain cost and equity method investments, to GS CleanTech Corporation in return for the assumption by GS CleanTech of a $1,125,000 convertible debenture.  Thomas W. Scozzafava, the founder and President of Seaway Capital, Inc., was named the new President, CEO and CFO of GS Carbon, and on August 16, 2007, GS Carbon was renamed "Seaway Valley Capital Corporation" (the "Company").

On July 1, 2007, the Company assumed the role of Fund Manager of the Seaway Valley Fund, LLC, which is a wholly owned subsidiary of WiseBuys Stores, Inc. As the sole investment manager of the Fund, the Company makes exclusive investment decisions regarding acquisition and dispossession of various securities in the Fund.

On October 23, 2007, the Company acquired all of the capital stock of WiseBuys Stores, Inc. ("WiseBuys").  In exchange for the WiseBuys shares, the Company issued to the shareholders of WiseBuys 1,458,236 shares of the Company's Series C Convertible Preferred Stock. The Series C Shares each have a liquidation preference of $4.00 (i.e. a total liquidation preference  for the  Series C shares  of  $5,832,944).  The Series C shares can be converted into shares of common stock at 21.25% of the market price. The holders of the Series C shares will have voting rights and dividend rights equal to the common shares into which they can be converted. WiseBuys Stores, Inc., which was organized in 2003, owns and operates five retail stores in central and northern New York. It also owns a portfolio of minority investments indirectly through its wholly owned subsidiary, Seaway Valley Fund, LLC. The acquisition was treated as a merger under common control for accounting purposes due to common ownership and control in the Company and WiseBuys. Accordingly, the historical financial information of WiseBuys is presented in the financial statements of the Company.

On November 7, 2007, WiseBuys purchased all of the outstanding capital stock of Patrick Hackett Hardware Company, a New York corporation ("Hackett’s").  Hackett’s, one of the nation's oldest retailers, with roots dating back to 1830, is a full line department store specializing in name brand merchandise and full service hardware.  At the time of the acquisition, Hackett’s had locations in five towns in upstate New York: Ogdensburg, Potsdam, Watertown, Massena and Canton. Each store features brand name clothing for men, women, and children, and a large selection of athletic, casual, and work footwear.  Hackett’s also carries domestics,  home decor, gifts, seasonal merchandise and sporting goods.  Hackett’s full service hardware department features traditional hardware, tool, plumbing, paint and electrical departments.

SEAWAY VALLEY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Going Concern

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2007, the Company has generated revenues of $8 million but has incurred a net loss of approximately $5 million. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through an increase of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company's ability to obtain additional funding will determine its ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on the Company's financial performance, results of operations and stock price and require the Company to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of the Company's common stock, and debt financing, if available, may involve restrictive covenants, and may require the Company to relinquish valuable rights.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, WiseBuys, Inc., Seaway Valley Fund LLC and Patrick Hackett Hardware Company, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Concentration of Credit Risk

The Company maintains cash balances at various financial institutions. At various times throughout the years, the Company's cash balances exceeded FDIC insurance limits. As of December 31, 2007, the Company cash in excess of these limits was $1,167,903.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method of accounting.

Property and Equipment

Property and equipment is recorded at cost and depreciated over their estimated useful lives or the term of the lease using the straight-line method for financial statement purposes. Estimated useful lives in years for depreciation are 5 to 12 years for property and equipment. Additions, betterments and replacements are capitalized, while expenditures for repairs and maintenance are charged to operations when incurred. As units of property are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income.

Marketable Investment Securities

Marketable securities have been classified as trading securities and accordingly are valued at fair market with the resulting realized difference between cost and market (or fair value) included in income. Fair market value fluctuations of securities maintained by the company are adjusted monthly with the resulting unrealized appreciation or depreciation included in the current income statement. Cost of securities disposed is determined by the specific identification method. Net realized gains for the year ended December 31, 2007 and 2006 were $1,076,237 and $1,992,359, respectively. Unrealized losses at December 31, 2007 were $549,157.

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

SEAWAY VALLEY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Goodwill and Other Intangible Assets

The Company accounts for its goodwill and intangible assets pursuant to SFAS No. 142, Goodwill and Other Intangible Assets.  Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms.  Goodwill and intangibles with  indefinite lives are evaluated  at least  annually  for  impairment  by comparing the asset's  estimated  fair value with its carrying  value,  based on cash flow methodology.

Intangibles with definite lives are subject to impairment testing in the event of certain indicators. Impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value.  The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

Deferred Financing Fees and Debt Discounts

Deferred finance costs represent costs which may include direct costs paid to or warrants issued to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which  generally  may  include  the value of warrants,  fair value of the  derivative  conversion  feature,  or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount.  These costs and discounts are generally amortized over the life of the related debt.  In connection with debt issued during the year ended December 31, 2007, the Company recorded debt discounts totaling $1,839,194. Amortization expense related to these costs and discounts were $1,089,123 for the year ended December 31, 2007, including $983,537 in debt discount amortization included in interest expense on the Statement of Operations. Amortization of deferred financing costs for the next 4 years is as follows:

Year ending December 31,	Amount

2008	$27,542
2009	29,000
2010	24,301
2011	1,458

Derivative Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" require all derivatives to be recorded on the balance sheet at fair value. The embedded derivatives are separately valued and accounted for on our balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management's judgment and may impact net income.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2007, the Company had a full valuation allowance against its deferred tax assets.

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts payable, long term debt, line of credit, convertible debt and due to related parties. Management believes the estimated fair value of cash and accounts payable at December 31, 2007 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments. Fair value of due to related parties cannot be determined due to lack of similar instruments available to the Company.

SEAWAY VALLEY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

Revenue Recognition

Revenues on retail sales are recognized at the point of sale.

Third party income, included in revenues, results from licensing agreements with several companies (see Note 13). Revenue under these arrangements is recognized at the point of sale.

Sales Tax

The Company collects New York State sales tax and remits payments as required. A liability is recorded at the point of sale. Sales tax is reported net of sales in the Statements of Operations.

Advertising Costs

The Company will expense the costs associated with advertising as they are incurred.  The Company incurred $116,189 and $10,117 for advertising costs for the years ended December 31, 2007 and 2006.

Stock Based Compensation

The Company accounts for stock and stock options issued for services and compensation to employees under SFAS 123(r). For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used.  The Company determines the fair market value of options issued under the Black-Scholes Pricing Model. Under the provisions of SFAS 123(r), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

Net Income (Loss) per Common Share

In accordance with SFAS No. 128, "Earnings Per Share," Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had 41,636,000 and 1,636,000 warrants outstanding at December 31, 2007 and 2006, respectively. The inclusion of the warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share because under the treasury stock method the average market price of the Company's common stock was less than the exercise prices of the warrants.

Recent Accounting Pronouncements

In 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 (revised   2007) Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.

SFAS No. 141  (revised) is effective  for  business  combinations  for which the acquisition date is on or after the  beginning  of the first  annual  reporting period beginning on or after December 15, 2008. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In February  2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159,  "The Fair Value Option for Financial Assets and Financial Liabilities" including an amendment of FASB  Statement No. 115 with respect to  improvement  of financial  reporting of certain  investments  in debt and equity securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the

SEAWAY VALLEY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments.

SFAS No. 159 is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 3 – ACQUISITIONS AND MERGERS AND EXCESS PURCHASE PRICE

WiseBuys

On October 23, 2007, Seaway Valley Capital Corporation acquired all of the capital stock of WiseBuys Stores, Inc.  In exchange for the WiseBuys shares, the Company issued to the shareholders of WiseBuys 1,458,236 shares of the Company's Series C Convertible Preferred Stock. The Series C Shares each have a liquidation preference of $4.00 (i.e. a total liquidation preference for the Series C shares of $5,832,944).  The Series C shares can be converted into shares of common stock at 21.25% of the market price. The holders of the Series C shares will have voting rights and dividend rights equal to the common shares into which they can be converted. WiseBuys Stores, Inc., which was organized in 2003, owns and operates five retail stores in central and northern New York.  It also owns a portfolio of minority investments indirectly through its wholly owned subsidiary, Seaway Valley Fund, LLC. The acquisition was treated as a merger under common control for accounting purposes due to common ownership and control in the Company and WiseBuys. Accordingly, the historical financial information is presented in the financial statements.

Hackett’s

On November 7, 2007, WiseBuys Stores, Inc., a wholly-owned subsidiary of Seaway Valley Capital Corporation, purchased all of the outstanding capital stock of Patrick Hackett Hardware Company, Inc., a New York corporation.  Hackett’s, one of the nation's oldest retailers, with roots dating back to 1830, is a full line department store specializing in name brand merchandise and full service hardware.  At the time of the acquisition, Hackett’s had locations in five towns in upstate New York:  Ogdensburg, Potsdam, Watertown, Massena and Canton. Each store features brand name clothing for men, women, and children, and a large selection of athletic, casual, and work footwear.  Hackett’s also carries domestics,   home decor, gifts, seasonal merchandise and sporting goods.  Hackett’s full service hardware department features traditional hardware, tool, plumbing, paint and electrical departments.

The shares of Hackett’s were purchased from the previous shareholders (the "Sellers"). Neither Seaway Valley nor WiseBuys had any prior relationship with any of the Sellers.

In exchange for the capital stock of Hackett’s, WiseBuys paid a total of six million dollars ($6,000,000), as follows:

•

$1,500,000 at closing;

•

Promissory  notes in the  aggregate  amount of  $500,000  due 270 days after closing;

•

Promissory  notes in the aggregate  amount of $1,000,000  due 365 days after closing;

•

Promissory  notes in the  aggregate  amount of  $500,000  due 450 days after closing; and

•

Promissory notes in the aggregate amount of $2,500,000 that accrue interest over the first three years, then require payment in equal annual installments of accrued interest and principal over the following five years.

SEAWAY VALLEY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Each of the promissory notes has an interest rate of 8.0% and is personally guaranteed by Thomas Scozzafava, the Chief Executive Officer of Seaway Valley Capital Corporation. In addition, the notes due in 270, 365 and 450 days are secured by a pledge of the capital stock of Hackett’s.

Also as part of the transaction, WiseBuys repaid certain Hackett’s indebtedness of $493,609 held by an unaffiliated party. The debt had mandatory "change of control” provisions that necessitated its repayment at the closing of the acquisition. WiseBuys also agreed to execute a guaranty in favor of a bank of approximately $1.9 million in debt owed by Hackett’s to the bank.

In connection with the acquisition, Hackett’s entered into executive employment agreements with each of the Sellers. Two of the agreements have five year terms. The third agreement has a two year term. Each agreement provides for three years of non-competition after its termination.

As part of the  transaction,  WiseBuys  agreed to reserve a five percent  equity interest  for the  benefit  of  Hackett’s  management  as  part  of a  management incentive program.  The details of the program have not yet been finalized, but it is anticipated that the stock reserved for Hackett’s management shall be obtained by management via incentive stock options.

Purchase price:
Cash paid to seller	$1,500,000
Fair value of debt issued to sellers, per agreement	4,500,000
Total purchase price	6,000,000

Assets acquired:
Current assets	6,448,992
Property and equipment, net	3,219,153
Other assets	168,715
Total assets acquired	9,836,860
Liabilities assumed:
Current liabilities	8,461,214
Long term liabilities	475,117
Total liabilities assumed	8,936,331

Net assets acquired	900,529

Excess purchase price	$5,099,471

The Company is in the process of evaluating and allocating the excess purchase price to the assets purchased and assessing goodwill, if any, associated with the acquisition. The results of Hackett’s are included in the consolidated financial statements from the date of purchase.

The following is unaudited pro forma information for the year ended December 31, 2007 and 2006, as if the acquisition of Hackett’s were consummated on January 1, 2006. The pro forma information is not necessarily indicative of the combined financial position or results of operations, which would have been realized had the acquisition been consummated during the period for which the pro forma financial information is presented.

	2007	2006

Revenue	$18,804,301	$18,578,898

Net income (loss)	(6,181,726)	248,463

Earnings per share - basic	(0.01)	0.03

Earnings per share - diluted	(0.01)	0.03

SEAWAY VALLEY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 4 -SEGMENT INFORMATION

The Company has two reportable segments in 2007 and 2006: retail sales and investment portfolio management.

	2007
	Retail	Investing	Total
Revenue
Merchandise sales and third party income	$7,561,222	$-	$7,561,222
Realized and unrealized gain on securities	-	527,081	527,081
Total revenue	7,561,222	527,081	8,088,303

Cost and expenses
Cost of revenue	4,283,896	-	4,283,896
Selling and administrative	4,493,959	-	4,493,959
Share based compensation	2,298,904	-	2,298,904
Interest expense	1,284,913	-	1,284,913
Unrealized gain on derivative instruments	(1,270,146)	-	(1,270,146)
Other income	(69,721)	-	(69,721)
Total costs and expenses	11,021,805	-	11,021,805

Income (loss) from continuing operations	$(3,460,583)	$527,081	$(2,933,502)

Total assets	$18,591,216	$158,353	$18,749,569

Capital expenditures	$184,417	$-	$184,417

	2006
	Retail	Investing	Total
Revenue
Merchandise sales and third party income	$6,229,002	$-	$6,229,002
Realized and unrealized gain on securities	-	1,992,359	1,992,359
Total revenue	6,229,002	1,992,359	8,221,361

Cost and expenses
Cost of revenue	4,199,365	-	4,199,365
Selling and administrative	3,200,505	-	3,200,505
Share based compensation	-	-	-
Interest expense	267,318	-	267,318
Unrealized gain on derivative instruments	(590,384)	-	(590,384)
Other income	(564,233)	-	(564,233)
Total costs and expenses	6,512,571	-	6,512,571

Income (loss) from continuing operations	$(283,569)	$1,992,359	$1,708,790

Total assets	$4,128,459	$2,574,577	$6,703,036

Capital expenditures	$69,887	$-	$69,887

SEAWAY VALLEY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 5 - NOTES RECEIVABLE

2007

Note receivable – from an individual, non interest bearing note, secured by 2,500,000 shares of common stock and 1,000 shares of preferred stock in North Country Hospitality, Inc., representing a 22% equity interest, with an option to purchase the aforementioned shares, due on December 31, 2007 and subsequently extended	$100,000

Note receivable – Golden Gate Investors, Inc. bears interest at 8%, matures February 2008	1,100,000

Total notes receivable	$1,200,000

NOTE 6 - PROPERTY AND EQUIPMENT:

Property and equipment consists of the following at December 31, 2007:

Land	$198,364
Buildings	2,389,359
Leasehold improvements	1,515,002
Furniture and fixtures	2,340,751
Machinery and equipment	572,632
Autos and trucks	84,302
Computer equipment	170,393
Construction in progress	176,744
7,447,547
Less: Accumulated depreciation	3,660,062
Property and equipment, net	$3,787,485

Depreciation expense related to property and equipment was $161,202 and $124,898 for the years ended December 31, 2007 and 2006, respectively.

NOTE 7 - STOCKHOLDERS' EQUITY

The Company has 2,505,000,000 shares of capital stock authorized, consisting of 2,500,000,000 shares of Common Stock, par value $0.0001, 100,000 shares of Series A Preferred Stock, par value $0.0001 per share, 100,000 shares of Series B Preferred Stock, 1,600,000 shares of Series C Preferred Stock, 100,000 Shares of Series E Preferred Stock, and 3,100,000 shares of undesignated Preferred Stock, $0.0001 par value.

SERIES A PREFERRED STOCK

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

SEAWAY VALLEY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Voting

The holders of the Series A Preferred Stock shall have twelve (12) votes per share of Series A Preferred Stock, and shall be entitled to vote on any and all matters brought to a vote of stockholders of Common Stock.

Conversion

The holders of the Series A Preferred Stock shall not have conversion rights.

SERIES B CONVERTIBLE PREFERRED STOCK

There are no shares of Series B Convertible Preferred Stock outstanding.

SERIES C CONVERTIBLE PREFERRED STOCK

Liquidation Preference

Upon the liquidation, dissolution and winding up of the Corporation, the holders of the Series C Convertible Preferred Stock shall be entitled to receive in cash out of the assets of the Corporation, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of common stock, the sum of Four Dollars ($4.00) per share, after which the holders of Series C Convertible Preferred Stock shall have no share in the distribution.

Conversion

Any shares of Series C Convertible Preferred Stock may, at any time, at the option of the holder, be converted into fully paid and nonassessable shares of Common Stock (a “Conversion”).  The number of shares of Common Stock to which a holder of Series C Convertible Preferred Stock shall be entitled upon a Conversion shall equal the product obtained by dividing the number of shares of Series C Convertible Preferred Stock being converted by the Conversion Rate.  The Conversion Rate shall equal twenty-one and one quarter percent (21.25%) of the average of the Closing Prices on five (5) Trading Days immediately preceding the Conversion Date.  For this purpose, “Closing Price” shall mean the last sale price reported on the OTC Bulletin Board (or the closing high bid price, if the Common Stock ceases to be quoted on the OTC Bulletin Board).  For this purpose, “Trading Day” shall mean any day during which the New York Stock Exchange shall be open for business.

Voting

The holders of the Series C Preferred Stock shall have the following voting rights: Each share of Series C Preferred Stock shall entitle the holder thereof, on all matters submitted to a vote of the stockholders of the Corporation, to that number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series C Preferred Stock are convertible on the record date for the stockholder action.

Dividends

In the event that the Company's Board of Directors declares a dividend payable to holders of any class of stock, each holder of shares of Series C Preferred Stock shall be entitled to receive a dividend equal in amount and kind to that payable to the holder of the number of shares of the Company's Common Stock into which that holder's Series C Preferred Stock could be converted on the record date for the dividend.

SERIES E CONVERTIBLE PREFERRED STOCK

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the Corporation, holders of shares of Series E Preferred Stock shall be entitled to receive in a cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of Company's Common Stock but after payment of distributions payable to Series A Preferred Stock, the sum of $.001 per share, after which the holders of Series E Preferred Stock shall share in the distribution with the holders of the Common Stock on an equal basis, except that in determining the appropriate distribution of available cash among shareholders, each share of Series E Preferred Stock shall be deemed to have converted into the number of the Company's Common Stock into which the holders' Series E Preferred Stock could be converted on the record date for the distribution.

SEAWAY VALLEY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Conversion

Shares of Series E Preferred Stock may, at any time, at the option of the holder, be converted into fully paid and nonassessable shares of Common Stock. The number of shares of Common Stock to which a holder of Series E Preferred Stock shall be entitled upon the Conversion shall equal the sum of (a) the product obtained by (A) multiplying the number of Fully-Diluted Common Shares by four (4), then (B) multiplying the result by a fraction, the numerator of which will be the number of shares of Series E Preferred Stock being converted and the denominator of which will be the number of issued and outstanding shares of Series E Preferred Stock, less (b) the number of shares of Common Stock beneficially owned by the holder prior to the Conversion, including Common Stock issuable on conversion of any convertible securities beneficially owned by the holder. The term "Fully-Diluted Common Shares" means the sum of the outstanding Common Stock plus all shares of Common Stock that would be outstanding if all securities that could be converted into Common Stock without additional consideration were converted on the Conversion Date, but shall not include Common Stock issuable on conversion of the Series E Preferred Stock.

Voting

The holders of the Series E Preferred Stock shall have the following voting rights: Each share of Series E Preferred Stock shall entitle the holder thereof, on all matters submitted to a vote of the stockholders of the Corporation, to that number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series E Preferred Stock are convertible on the record date for the stockholder action.

Dividends

In the event that the Company's Board of Directors declares a dividend payable to holders of any class of stock, each holder of shares of Series E Preferred Stock shall be entitled to receive a dividend equal in amount and kind to that payable to the holder of the number of shares of the Company's Common Stock into which that holder's Series E Preferred Stock could be converted on the record date for the dividend.

WARRANTS

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2007 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2006	-	$-
Granted	1,636,000	1.32
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2006	1,636,000	1.32
Granted	40,000,000	0.01
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2007	41,636,000	$0.06
Exercisable at December 31, 2007	41,636,000	$0.06

STOCK BASED COMPENSATION

During the year ended December 31, 2007, the Company issued 84,414,911 shares of common stock in the first and second quarters of 2007 to officers and employees in exchange for services. The shares were valued at $2,214,904 based on the value of the shares on the dates of the grants. In addition, the Company incurred $84,000 of expense for services. The $84,000 is included in accrued expenses in the accompanying balance sheet as it is to be settled in the Company’s common stock.

SEAWAY VALLEY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 8 - LINE OF CREDIT

The Company has a working capital line of credit with a maximum loan amount of $950,000 with a bank. The line of credit is secured by the Company’s subsidiary accounts receivable and inventory. The agreement for interest is at the Bank’s Prime Rate minus one-quarter percent and is renewable annually. The balance outstanding at December 31, 2007 is $925,000. The loan was repaid subsequent to year end (see Note 16).

NOTE 9 – LONG TERM DEBT

Note Payable - requiring monthly installments of $3,105, including interest at 3%, maturing July 2011; secured by second position interest in Canton & Gouverneur store assets; guaranteed by Corporate officers.	$126,425
Note Payable - requiring monthly installments of $2,643, including interest at 3%, maturing July 2011; secured by a second position interest in the Canton store assets; guaranteed by Corporate officers.	107,612
Note Payable - requiring monthly installments of $1,745, including interest at 6%, maturing December 2010; secured by second position interest in the Canton & Gouverneur store assets; guaranteed by Corporate officers.	57,371
Note Payable - requiring monthly installments of $3,911, including interest at 4%, maturing May 2011; secured by assets located at Pulaski store; guaranteed by Corporate officers & other related parties.	149,655
Note Payable - requiring monthly installments of $3,654, including interest at 6%, maturing August 2011; secured by assets located at Tupper Lake store; guaranteed by Corporate officers.	143,837
Notes Payable – bearing interest at 8%, aggregate amount of $500,000 due August 2008; aggregate amount of $1,000,000 due November 2008; aggregate amount of $500,000 due January 2009; aggregate amount of $2,500,000 that accrue interest over the first three years, then require payment in equal annual installments of accrued interest and principal over between November 2010 and November 2015.	4,500,000
Note Payable - requiring monthly installments of $1,933, including interest at 6%, beginning July 2005; maturing June 2010; secured by Corporate assets; guaranteed by Corporate officers.	53,734
Term loan - secured by all business assets, maturing in 2009 with interest at a variable rate of interest equal to the highest Wall Street rate plus .5%; payable in a series of consecutive monthly payments of $6,944 principal and accrues interest (increasing each year) until September 2009, when remaining unpaid balance shall become due.	118,056
Term loan – secured by all business assets, maturing in 2011 with interest at a variable rate of interest equal to the highest Wall Street rate; payable in a series of consecutive monthly payments of $16,668 principal and accrued 2011, interest (increasing each year) until September 2011 when the remaining unpaid balance shall become due.	783,329
Note payable - payable in monthly installments of $3,753 including interest at 7.75% through May of 2013.	198,707
Capital lease obligation – secured by equipment, payable in monthly installments of $482 with imputed interest at 8.25% through April 2012.	21,370
Mortgage – secured by building and contents maturing in 2008 with interest at a variable rate of interest equal to the one month London Interbank Offered Rate plus180 basis points; payable in a series of consecutive monthly payments of principal and accrued interest, (principal increasing each year) until August 1, 2008, when the entire principal balance remaining unpaid shall become due.	733,316
Mortgage - secured by building at a variable rate of interest equal to the five-year Treasury Bill Index plus 2.75 basis points; payable in monthly installments of $1,305 including interest through November 2016.	106,994

SEAWAY VALLEY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Mortgage - secured by property, payable in monthly installments of $3,413 including interest at 6.99% through February 2021.	352,595
Note payable - secured by equipment, payable in monthly installments of $553 including interest at 5.09% through July 2008.	3,811
Floor plan financing - secured with purchase money security interests in the new unit inventories of motorcycles and other products sold by the Company. As inventory is sold, a portion of the proceeds is used to pay down the outstanding floorplan obligation. Interest is charged on the floorplan at a rate of 3.2% to 4.5% over the prime rate.	271,961
Capital lease obligation secured by property, payable in monthly installments of $1,664 including imputed interest at 8% through July 2010.	46,455
Capital lease obligation secured by property, payable in monthly installments of $1,789 including imputed interest at 8% through December 2011.	72,000
Capital lease obligation secured by equipment, payable in monthly installments of $437 including imputed interest at 8% through August 2009.	7,837
Capital lease obligation secured by equipment, payable in monthly installments of $578 including imputed interest at 8.25% through June 2011.	21,678
Total Long-term Debt	7,876,743
Less current maturities	3,075,869
Long-Term Debt net	4,800,874

Future maturities of long-term debt and capital lease obligations are as follows:

Year Ending December 31	Total
2008	$3,075,869
2009	1,033,893
2010	579,622
2011	903,930
2012	665,481
Thereafter	1,617,948

Total	7,876,743

Assets held under capital leases were $217,319 with accumulated amortization of $47,397 at December 31, 2007. Amortization expense was $7,017 for year-ended December 31, 2007 and is included in depreciation expense.

NOTE 10 - CONVERTIBLE DEBENTURES

Following is a summary of convertible debentures as of December 31, 2007:

Convertible Debentures due on March 23, 2009, provides for interest in the amount of 10% per annum and are convertible at the lesser of $0.015 or 85% of the lowest closing bid price of Seaway common stock during the 10 trading days immediately preceding the conversion date.	$174,458
Convertible Debenture provides for no interest and is convertible into the Seaway's common stock at the lesser of (a) $0.001 per share or (b) the amount of this debenture to be converted divided by 90% of the closing market price of the Maker's common stock for the day prior to the date of the exercise of such conversion right.	1,553
Convertible debentures provide for no interest and convertible into Seaway's common stock at the lesser of (a) $0.001 per share or (b) the amount of this debenture to be converted divided by 90% of the closing market price of the Maker's common stock for the day prior to the date of the exercise of such conversion right.	115,197

SEAWAY VALLEY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Convertible debentures due on December 12, 2010 provide for interest at 7% per annum and are convertible at the lesser of (a) $0.10 per share or (b) 85% of the average 3 lowest Volume Weighted Average Prices ("VWAP") during the 20 trading days prior to the holder's election to convert. If the holder elects to convert a portion of the debenture and the VWAP is below $0.005, the Company shall have the right to prepay that portion of the debenture that the holder elected to convert, plus any accrued interest at 150% of such amount.	1,500,000
Convertible debenture due on September 18, 2012 provide for interest at 8% per annum and is convertible at the lesser of (a) $0.024 per share or (b) 90% of the closing market price for the day prior to the date of the holder's election to convert.	500,000
Convertible debentures due on demand provide for interest at 12% per annum and are convertible at the lesser of (a) $0.02 per share or (b) 90% of the closing market price for the day prior to the date of the holders' election to convert.	944,775
Convertible debenture due on December 10, 2010 provide for interest at 12% per annum and is convertible at the lesser of (a) $0.011 per share or (b) 75% of the closing market price for the day prior to the date of the holder's election to convert.	325,000
Convertible debentures due on November 30, 2010 provide for interest at 10% per annum and are convertible at the lesser of (a) $0.12 per share or (b) 90% of the average 3 lowest Volume Weighted Average Prices ("VWAP") during the 20 trading days prior to the holder's election to convert.	375,000
Convertible debenture (subsidiary) due January 14, 2010 provides for interest at 8% per annum	6,442
3,942,425
Less note discounts	(1,818,428)
Total convertible debentures, net of discounts	$2,123,997

Convertible debentures, current portion	$946,328
Less note discounts	-
Total current portion of convertible debentures	946,328

Convertible debentures, net of current portion	2,996,097
Less note discounts	(1,818,428)
Total convertible debentures, net of current maturities	1,177,669

Total convertible debentures, net of discounts	$2,123,997

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

Each of the Secured Convertible Debentures provides for interest in the amount of 10% per annum and is convertible at the lesser of $0.015 or 85% of the lowest closing bid price of the Company's common stock during the 10 trading days immediately preceding the conversion date. Accrued interest that is not paid by the fifth trading day after any conversion of the principal of the debentures may be converted by Cornell and Highgate into the Company's common stock based on the conversion terms applicable to the principal on the convertible debentures.

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

SEAWAY VALLEY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (20%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount").

In connection with this Agreement, the Company issued to the Buyer warrants to purchase 1,636,000 shares of the Company's Common Stock (the "Warrants") in such amounts as set forth below.

Number of warrants	Exercise price per share
400,000	$2.50
660,000	$0.875
576,000	$1.00
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

The Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivative meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a derivative with a corresponding value recorded as liability. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet. The change in the fair value of the liability for derivative contracts will be credited to other income/ (expense) in the consolidated statements of operations. The $1,212,329 face amount of the debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in this debenture resulted in an initial debt discount of $1,192,329 and an initial loss on the valuation of derivative liabilities of $262,219. At December 31, 2007, the convertible debenture balance was $150,000 after Highgate converted their entire convertible debenture balance of $1,062,329 plus accrued interest of $141,716 into 393,870,483 shares of the Company's common stock. At December 31, 2007, the derivative liability on the Cornell debt calculated using the Black-Scholes model was $31,915. For the year ended December 31, 2007 the unrealized gain on the derivative instrument created by this debenture was $499,418.

On October 9, 2006, the Company assumed a $255,077 Convertible Debenture from Candent Corporation ("Candent"). The Convertible Debenture provides for no interest and is convertible into the Company's common stock at the lesser of (a) 0.001 per share or (b) the amount of this debenture to be converted divided by 90% of the closing market price of the Maker's common stock for the day prior to the date of the exercise of such conversion right. Candent will be entitled to convert the debenture on the basis of the conversion price into the Company's common stock, provided that Candent cannot convert into shares that would cause Candent to own more 4.9% of the Company's outstanding common stock. The Candent debenture matured on December 31, 2006. During October 2007, Cornell purchased the debenture from Candent under the same terms of the original agreement.

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

SEAWAY VALLEY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

December 31, 2006. During February 2007 Candent purchased $25,000 of the former officer debenture and Cornell purchased the Candent debenture of $85,049 and the remaining balance on the former officer's debenture or $132,948. The terms of the purchased debentures were not changed.

During July 2007, Candent converted $25,508 into 25,507,700 of the Company's common stock. At December 31, 2007 the Candent convertible debenture liability was $229,569. During October 2007, the remaining $229,569 convertible debenture was purchased by Cornell. The former president of Candent is the wife of the Company's former Chief Executive Officer.

The Company determined that the conversion features of the assumed convertible debentures represent an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the assumed convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At December 31, 2007 the fair value of the conversion derivative liability created by the assumed debentures calculated using the Black-Scholes model was $11,636. For the year ended December 31, 2007 the unrealized gain on the derivative instrument created by this debenture was $17,164.

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

The $500,000 proceeds from the September 2007 debenture were received by Seaway Valley Fund, LLC (the "Fund"), a related party to the Company. The Fund is a wholly owned subsidiary of WiseBuys Stores Inc.  WiseBuys acquired Seaway in 2006 from Thomas Scozzafava and Dierdre Scozzafava. Thomas Scozzafava owned approximately 50% of the capital stock of WiseBuys prior to the acquisition of WiseBuys by the Company on October 23, 2007. The Company planned to use the proceeds from the debentures to assist with the Hackett transaction.

The Company determined that the conversion feature of the assumed convertible debentures represent an embedded derivative since the debentures is convertible into a variable number of shares upon conversion. Accordingly, the assumed convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At December 31, 2007 the fair value of the conversion derivative liability created by the assumed debentures calculated using the Black-Scholes model was $50,505. For the year ended December 31, 2007 the unrealized gain on the derivative instrument created by this debenture was $5,745.

On November 7, 2007, through its acquisition of Hackett’s, the Company assumed notes to former shareholders and lenders of Hackett’s. The notes aggregate $944,775 and bear interest at 12% per annum. One note in the amount of $134,775 is due on December 31, 2008. The remainder of the notes are due on demand.  Both the interest and the principal of the notes are convertible into common stock at the lesser of $0.02 or 90% of the closing market price of the Company's common stock for the day prior to the conversion.

The Company determined that the conversion feature of the assumed convertible debentures represent an embedded derivative since the debentures is convertible into a variable number of shares upon conversion. Accordingly, the assumed convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At December 31, 2007 the fair value of the conversion derivative liability created by the assumed debentures calculated using the Black-Scholes model was $95,432. For the year ended December 31, 2007 the unrealized loss on the derivative instrument created by this debenture was $95,432.

On November 8, 2007, the Company entered into a $17,500 Convertible Debenture with a related party. The debenture provides interest in an amount of 8% per annum and is convertible into the Company's common stock at the lesser of (a) 0.020 per share or (b) the amount of this debenture to be converted divided by 90% of the closing market price of the Maker's common stock for the day prior to the date of the exercise of such conversion right. Holder will be entitled to convert the debenture on the basis of the conversion price into the Company's common stock, provided that Holders cannot convert into shares that would cause Holder to own more 4.9% of the Company's outstanding common stock. The Note was due November 8, 2012 but was repaid in full prior to year end without penalty.

On November 30, 2007, the Company entered into a $375,000 Convertible Debenture. The Company paid $50,000 in financing fees and received a net $325,000. The note is due November 30, 2010 and bears interest at the rate of 10% per annum. The note is convertible at the

SEAWAY VALLEY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

lesser of $0.12 per share or 90% of the lowest volume weighted average price during the twenty days immediately preceding the conversion.  The note was issued with 40,000,000 warrants with a life of 5 years and an exercise price of $0.01. The Convertible debenture is guaranteed by the Company's subsidiaries Hackett’s and WiseBuys. The debt is secured by all of the company's assets. The Company has also entered into a registration rights agreement, whereby the Company is required to file a registration statement covering the resale of the convertible shares and warrant shares within 120 days of November 30, 2007 Failure to file the registration statement within 120 days will result in liquidated damages in the amount of 2% per month until the default is cured.

The Company determined that the conversion feature of the assumed convertible debentures represent an embedded derivative since the debentures is convertible into a variable number of shares upon conversion. Accordingly, the assumed convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At December 31, 2007 the fair value of the conversion derivative liability created by the assumed debentures calculated using the Black-Scholes model was $32,552. For the year ended December 31, 2007 the unrealized gain on the derivative instrument created by this debenture was $101,496.

The Company entered into a Securities Purchase agreement with an investor dated December 4, 2007 whereby, the Company issued a $1,500,000 convertible debenture in exchange for $200,000 and a promissory note for $1,300,000. Subsequent to December 4, 2007 and prior to December 31, 2007, the agreement was amended for the following:

1.

Investor is to pay an additional $200,000 which shall be applied against the outstanding principal balance of the promissory note.

2.

The conversion feature of the debenture is equal to the lesser of $0.10 or 76% of the 3 lowest volume weighted average prices during the 20 trading days prior to conversion.

The Company determined that the conversion feature of the assumed convertible debentures represent an embedded derivative since the debentures is convertible into a variable number of shares upon conversion. Accordingly, the assumed convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At December 31, 2007 the fair value of the conversion derivative liability created by the assumed debentures calculated using the Black-Scholes model was $538,278. For the year ended December 31, 2007 the unrealized gain on the derivative instrument created by this debenture was $613,038.

On December 10, 2007, the Company entered into a $325,000 Convertible Debenture. The Company paid $50,000 in financing fees and received a net $275,000. The note is due December 10, 2010 and bears interest at the rate of 10% per annum. The note is convertible into common stock at the lesser of $0.011 or 75% of the lowest trading price in the 20 trading days prior to conversion.

The Company determined that the conversion feature of the assumed convertible debentures represent an embedded derivative since the debentures is convertible into a variable number of shares upon conversion. Accordingly, the assumed convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At December 31, 2007 the fair value of the conversion derivative liability created by the assumed debentures calculated using the Black-Scholes model was $118,182. For the year ended December 31, 2007 the unrealized gain on the derivative instrument created by this debenture was $98,485.

The following assumptions were applied to all convertible debt:

Market price	$0.011
Exercise prices	$0.012-$0.008
Expected Term (Days)	1-10
Volatility	85.70%
Risk-free interest rate	2.76%-3.17%

During the year ended December 31, 2007, holders of the aforementioned securities converted amounts totaling $1,573,798 into 784,710,849 shares of common stock.

SEAWAY VALLEY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 11 - DUE TO RELATED PARTIES AND RELATED PARTY TRNSACTIONS

Due to related parties consists of advances from the Company’s CEO. The advances are non-interest bearing and have no stated terms of repayment.

In 2007, Frederick Scozzafava received fees of $50,328 for services provided to Seaway Valley Fund, LLC.  Frederick Scozzafava is the brother of Tom Scozzafava, the CEO of Seaway Valley Capital Corporation.

NOTE 12 - INCOME TAXES

The accompanying consolidated balance sheet includes the following components of deferred taxes under the liability method:

2007
Deferred Tax Liabilities
Property and equipment	(200,000)
Convertible debt discount	(709,000)
(909,000)

Deferred Tax Assets
Net operating loss carryforward	2,605,000
Accrued expenses	23,000
Intangibles	19,000
Investments	214,000
Inventory reserve	59,000
Derivative liability	343,000
Other	3,000
3,266,000

Net Deferred Tax Asset	2,357,000
Valuation allowance	(2,357,000)
-

At December 31, 2007 the Company has federal net operating loss carryforwards of approximately $6,600,000 available for income tax purposes.  The federal net operating loss carryforwards expires at various times beginning in 2025 and may be subject to the separate return loss limitation rules and IRC section 382 limitations due to changes in ownership. The Company has assessed the evidence of its forecasted future operations against the potential likelihood of the realization of the deferred tax assets to make the determination that the Company will not utilize these carryforwards and has recorded a valuation allowance against the net deferred tax asset.

The Company has a loss of $5,048,035 in 2007 and no taxable income in 2006.  The provision for 2006 represents deferred income taxes.  Deferred income taxes relate principally to the use of net operating loss carryforwards, the use for tax purposes of accelerated depreciation methods and the difference in the book and tax basis of certain accrued expense, intangible assets and derivatives.

The provision for income taxes from continuing operations differs from taxes that would result from applying Federal statutory rates because of the following:

	Year ended December 31,
	2007		2006
	Amount	Percent	Amount	Percent
Taxes at Federal
Statutory Rate	(997,391)	(34.0)%	580,989	34.0%
State Taxes Net of
Federal Tax Benefit	(142,475)	(5.0)%	85,440	5.0%
Utilization of NOL	-	-	(78,000)	(4.6)%

SEAWAY VALLEY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Tax Credits	-	-	(131,885)	(7.7)%
Valuation Allowance	2,025,989	70.1%	-	-
Other	-	-	(11,525)	(0.7)%
	886,123	31.1%	445,019	26.0%

The provision for income taxes consists of the following:

	Year ended December 31,
	2007	2006

Currently payable	$-	$-
Deferred	886,123	445,019
	$886,123	$445,019

NOTE 13 – LICENSING AGREEMENTS

The Company has entered into licensing agreements with several companies to operate various departments in its stores for sale of specific merchandise lines, including clothing and shoes. These licenses are for varying terms, expiring in 2009 and 2010.  Calculation of the licensing fee is based upon a percentage of gross sales of these departments.  Licensing fee income for the years ended December 31, 2007 and 2006 was $572,975 and $586,699, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company leases its retail stores under various lease agreements.  These leases call for a monthly minimum rent plus pro-rated charges for common area maintenance, insurance and real estate taxes, which are adjusted annually. These leases expire at various times from 2010 through 2015.

Approximate future minimum lease payments under non cancellable operating leases as of December 31, 2007 are as follows:

Year Ending December 31,
2008	$1,176,561
2009	840,968
2010	731,496
2011	569,033
2012	572,716
Thereafter	1,012,301

Total	$4,903,075

Rent expense for the years ended December 31, 2007 and 2006 was $836,377 and 777,632, respectively.

NOTE 15 - DISCONTINUED OPERATIONS

On July 1, 2007 GS Carbon completed the sale of GS CleanTech Corporation of the capital stock of GS Carbon Trading, Inc. GS Carbon Trading owns capital stock in Sterling  Planet,  Inc., Terra  Pass,  Inc.,  Air  Cycle  Corporation, General Ultrasonics Corporation and General Carbonics Corporation.

In exchange for the capital stock in GS Carbon Trading, GS CleanTech assumed liability to Cornell Capital Partners under certain Convertible Debentures in the principal amount of $1,125,000 issued by GS Carbon to Cornell Capital Partners.

On July 1, 2007 the Company recorded a gain on disposal of discontinued operations of $2,234,974 computed as follows:

SEAWAY VALLEY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Cash	$7,736
Property plant and equipment, net	140,205
Due from related parties	1,167,006
Deferred financing cost, net	104,167
Technology license, net	222,129
Investments	1,988,411
Other assets	7,548

Total Assets Transferred	3,637,202

Accounts payable and accrued expenses	389,267
Investment payable	191,427
Due to related parties	1,493,749
Derivative liability	3,266,171
Cornell debenture payable, net	531,562

Total Liabilities Transferred	5,872,176

Net Gain on Disposal of Discontinued Operations	$2,234,974

The tax effect of the above gain is $871,640. Results of discontinued operations for the years ended December 31, 2007 and 2006 related to the operations of GS Carbon Trading, Inc. The financial results included in discontinued operations are as follows:

	2007	2006

Revenue	$18,900	$-

Cost of revenue	(12,126)	-

SG&A expenses	(730,330)	(888,841)

Interest expense	(156,188)	(171,094)

Other income (expense)	(102,895)	-

Unrealized gain (loss) on derivative instruments	(3,266,171)	210,836

Tax benefit allocated	1,657,066	331,149

	$(2,591,744)	$(517,950)

NOTE 16 - SUBSEQUENT EVENTS

On January 30, 2008, the Company entered into an amended financing agreement with JMJ Financial.. Under the terms of the agreement, the Company agreed to issue a $1,200,000 convertible debenture to JMJ Financial with an interest rate of 10%. The debenture is due December 10, 2011. The debt is convertible at the lesser of a) $.01 or b) 75% of the lowest trade price in the 20 trading days previous to the conversion. Concurrent with the debt, JMJ Financial issued a note receivable to the Company in the amount of $1,000,000. The note provides for interest at 12% and is due December 10, 2012.

On March 4, 2008, Seaway Valley Capital Corporation and its wholly owned subsidiaries, WiseBuys Stores, Inc. and Patrick Hackett Hardware Company (collectively "Seaway" or the "Company"), consummated a five million dollar ($5,000,000) credit and security agreement with Wells

SEAWAY VALLEY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division (the "Line of Credit"). The funds available under Line of Credit are based on the Company's current inventory with adjustments based on items such as accounts payable. The term of the Line of Credit is three years. The interest rate on the Line of Credit is equal to the sum of the Wells Fargo prime rate plus one and one-quarter percent (1.25%), which interest rate shall change when and as the Wells Fargo prime rate changes. These funds will be used for general working capital at the Company.

On March 4, 2008, Community Bank, N.A. (the "Bank") entered into an agreement (the "Assignment Agreement") with YA Global Investments, LP, a Cayman Island exempt limited partnership ("YA Global") whereby the Bank assigned and YA Global assumed the following debt instruments previously issued by Seaway Valley Capital Corporation:

(A)

The Mortgage, dated February 14, 2006, between Hackett and the Assignor in the amount of Three Hundred and Eighty Thousand Dollars ($380,000) (the "Ogdensburg Mortgage");

(B)

The Mortgage, dated November 6, 2001, between Hackett and the Assignor in the amount of One Hundred Fifty thousand Dollars ($150,000) (the "Canton Mortgage");

(C)

The Commercial Promissory Note (No. C-06-03-008249), dated April 5, 2006, between Hackett and the Assignor in the amount of Two Hundred Fifty Thousand Dollars ($250,000) (the "April Note");

(D)

The Commercial Promissory Note (No. C-06-09-017697), dated September 1, 2006, between Hackett and the Assignor in the amount of One Million Dollars ($1,000,000) (the "September Note"); and

(E)

The Commercial Line of Credit Agreement and Note (No. C-06-03-008243), dated April 5, 2006, between Hackett and the Assignor in the amount of Nine Hundred Fifty Thousand Dollars ($950,000) (the "April Line of Credit" and together with the Ogdensburg Mortgage, the Canton Mortgage, the April Note and the September Note, as herein after jointly referred to as the "Debt Instruments").

The above Debt Instruments represented obligations that became obligations of Seaway Valley Capital Corporation on November 7, 2007 as a result of the Company's completion of the following acquisition transactions as previously reported:

First, and on October 23, 2007, the Company acquired all of the capital stock of WiseBuys Stores, Inc.. As a result, WiseBuys became a wholly-owned subsidiary of the Company and the Company assumed all liabilities, debts, and obligations of WiseBuys (the "WiseBuys Acquisition") through the Company's wholly-owned subsidiary, Seaway Valley Acquisition Corp.

Second and on November 7, 2007, WiseBuys purchased all of the outstanding capital stock of Patrick Hackett Hardware Company, a New York corporation in exchange for the Company's payment of a total of cash and promissory notes (the "Hackett's Acquisition"). As a result Hackett's became a wholly owned subsidiary of WiseBuys and WiseBuys and the Company agreed to assume and did assume the responsibility for the payment of all liabilities, debts, and other obligations of Hackett's, including, but not limited to, the Debt Instruments on November 7, 2007.

In completing the Assignment Agreement, the Company entered into an exchange agreement (the "Exchange Agreement") and agreed to exchange $2,249,073 in Community Bank debt for convertible debentures of the same dollar value (the "Exchange Debentures"). The Exchange Debentures were issued to YA Global and carry an interest rate of 12% and are convertible into shares of the Company at the lesser of $0.01 per share or seventy five percent (75%) of the lowest volume weighted average price during the five (5) trading days immediately preceding the conversion date. As part of this Exchange Agreement, the Company amended three outstanding YA Global convertible debentures to, among other things, match the Exchange Debenture conversion feature. Additionally, the Company issued a cashless-only warrant to YA Global that can be exercised into and up to 134,600,000 shares of the Company's common stock at $0.01 per share. If exercised in part or whole, the Company would receive no consideration for the issuance of any common shares related to this warrant.

On April 1, 2008, the company advanced an additional $100,000 on the original $100,000 non interest bearing note, secured by 2,500,000 shares of common stock and 1,000 shares of preferred stock in North Country Hospitality, Inc., representing a 22% equity interest, with an option to purchase the aforementioned shares, due on December 31, 2007 and subsequently extended.

On April 12, 2008, Thomas Scozzafava exchanged 100,000 shares of Series B Preferred Stock of the Company for 100,000 shares of Series E Preferred Stock.  As a result of the exchange, there were no Series B Preferred Shares issued or outstanding.

Subsequent to the year ended December 31, 2007, holders of certain convertible debentures converted amounts totaling $128,322 into 128,322,000 shares of common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our principal executive officer and principal financial and accounting officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure.  The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting him in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings.

(B)  CHANGES IN INTERNAL CONTROLS

There were no significant changes, including any corrective actions with regard to significant deficiencies and material weaknesses, in our internal controls or in other factors that occurred during the 4th quarter of 2007 and could significantly affect internal controls over financial reporting.

(C) MANAGEMENT’S REPORT ON INTERNAL CONTOL OVER FINANCIAL REPORTING.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified three material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

a.

Inadequate staffing and supervision within the bookkeeping operations of our company.  The relatively small number of employees who are responsible for bookkeeping functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

b.

Outsourcing of portions of the accounting operations of our company.  Because there are few employees in our administration, we outsource most of the accounting functions of our Company to an independent accounting firm.  The employees of this accounting firm are managed by supervisors within the accounting firm, and are not answerable to the Company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the accounting firm.

c.

Lack of independent control over related party transactions.  Tom Scozzafava is the sole director and sole officer of Seaway Valley Capital Corporation.  From time to time Mr. Scozzafava has made loans and capital contributions to finance the operations of WiseBuys Stores, its operating subsidiary.  The absence of other directors or officers to review these transactions is a weakness because it could lead to improper classification of such related party transactions.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name Age Position

Thomas W. Scozzafava 39 Chairman, Chief Executive Officer .  Director since 2007.

Mr. Scozzafava is the founder of WiseBuys Stores, the operating subsidiary of Seaway Valley Capital Corporation, and has served as its Chief Financial Officer since 2003.  Mr. Scozzafava has over 16 years experience in venture capital and leveraged buyout investing and has extensive capital markets experience.  From 2006 to 2007, Mr. Scozzafava co-founded and served as CEO of GS AgriFuels Corp., a subsidiary of GreenShift Corporation, a clean technology investment company.  Prior to founding WiseBuys Stores, Mr. Scozzafava was a Director of Prudential’s Merchant Banking Group, where he helped find, evaluate, negotiate, and structure leveraged buyouts of companies in industries that included telecommunications, media, business services, and manufacturing industries.  Mr. Scozzafava also held a senior management position at Prudential’s employee limited partnerships, where he completed approximately 40 venture capital and LBO investments.  Prior to joining Prudential, Mr. Scozzafava was member of Lehman Brothers' Merchant Banking Group, where he analyzed leveraged buyout and growth equity investments across various industries.  Mr. Scozzafava began his career with GE Capital Corporation, where he completed the company’s Financial Management Program while serving various analyst positions with GE Investments, GECC Vendor Financial Services, and Kidder Peabody.

In March 2006, New York State Governor George E. Pataki appointed Mr. Scozzafava to the Board of Trustees to the New York State Power Authority (“NYPA”).  Mr. Scozzafava also sits on the Governance and Audit Committees of NYPA, whose mission is to provide clean, economical and reliable energy while promoting energy efficiency and innovation.  NYPA had revenues of over $2.7 billion in 2007.

Mr. Scozzafava received a Bachelor of Arts cum laude with concentrations in economics and mathematics with Honors distinction from Hamilton College in 1992.

NOMINATING, COMPENSATION AND AUDIT COMMITTEE

The Board of Directors does not have an audit committee or a nominating committee or a compensation committee, due to the small size of the Board. The Board also does not have an audit committee financial expert, again due to the small size of the Board.

CODE OF ETHICS

The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because there are only two members of management.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2007, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth compensation information for the Company's single executive officer.  Mr. Scozzafava became associated with the Company in 2007.

Name and Principal Position                 Annual Compensation                                  Long-term
                                                                                              Compensation
----------------------------------------------------------------------------------------------------------------------
                                    Year     Salary      Bonus       Other           Shares                All Other
                                                                                     Granted             Compensation
----------------------------------------------------------------------------------------------------------------------
Thomas W. Scozzafava                  2007 $ 260,417  $    --      $    --           20,000,000             $   --
Chairman and Chief Executive Officer

OPTION GRANTS IN LAST FISCAL YEAR TO NAMED EXECUTIVE OFFICERS.

The named executive officers of the Company do not hold any option to purchase shares of the Company's common stock.

EMPLOYMENT AGREEMENTS

The Company's relationship with its officer is on an at-will basis.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for out-of-pocket expenses incurred on our behalf, but receive no additional compensation for service as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the "beneficial ownership" of the Company's common stock as of April 12, 2008 by each of the Company's directors and executive officers, all current directors and executive officers as a group, and persons or groups owning more than 5% of the outstanding Common Stock. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. On April 12, 2008 there were 997,941,917 shares of the Company's common stock issued and outstanding as well as 100,000 shares of Series E Preferred Stock and 1,458,236 shares of the Company’s Series C Convertible Preferred Stock. The following table sets forth the number of the Company's shares beneficially owned by each person who, as of the closing, will own beneficially more than 5% of either class of the Company's voting stock, as well as the ownership of such shares by each director of the Company and the shares beneficially owned by the new directors as a group.

Name of Beneficial Owner	Amount & Nature of Ownership	Percent of Class of Stock	Voting Percent
Thomas W. Scozzafava	100,000 Series E Preferred Stock	100.0%	80.0%
Dierdre K. Scozzafava	442,150 Series C Preferred Stock	30.3%	3.1%
Frederick E. Scozzafava	398,100 Series C Preferred Stock	27.3%	2.8%
Silver Hamilton, LLC	186,290 Series C Preferred Stock	12.8%	1.3%
William M. Scozzafava	140,000 Series C Preferred Stock	9.6%	1.0%
Joseph G. LaChausse	102,500 Series C Preferred Stock	7.0%	0.7%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On October 23, 2007, Seaway Valley Capital Corporation acquired all of the capital stock of WiseBuys Stores, Inc., which was majority owned by Thomas W. Scozzafava and members of his family.  In exchange for the WiseBuys shares, the Company issued to the shareholders of WiseBuys 1,458,236 shares of the Company's Series C Convertible Preferred Stock. The Series C Shares each have a liquidation preference of $4.00 (i.e. a total liquidation preference for the Series C shares of $5,832,944).  The Series C shares can be converted into shares of common stock at 22.25% of the market price. The holders of the Series C shares will have voting rights and dividend rights equal to the common shares into which they can be converted. WiseBuys Stores, Inc., which was organized in 2003, owns and operates five retail stores in central and northern New York.  It also owns a portfolio of minority investments indirectly through its wholly owned subsidiary, Seaway Valley Fund, LLC. The acquisition was treated as a merger under common control for accounting purposes due to common ownership and control in the Company and WiseBuys. Accordingly, the historical financial information is presented in the financial statements.

Director Independence

None of the members of the Company’s Board of Directors is an independent director, pursuant to the definition of “independent director” under the Rules of The NASDAQ Stock Market.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

Index to Exhibits

Exhibit Number Description

3.1

Certificate of Incorporation of GS Carbon Corporation - filed as an Exhibit to the Company's Registration Statement on Form 8-A filed on December 7, 2006, and incorporated herein by reference.

3.1(a)

Certificate of Amendment to Certificate of Incorporation – filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 20, 2007, and incorporated herein by reference.

3.1(b)

Certificate of Designation of Series C Convertible Preferred Stock – filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 23, 2007, and incorporated herein by reference.

3.1(c)

Certificate of Designation of Series E Convertible Preferred Stock.

3.2

Bylaws of GS Carbon Corporation - filed as an Exhibit to the Company's Registration Statement on Form 8-A filed on December 7, 2006, and incorporated herein by reference.

10.1

Credit and Security Agreement dated March 4, 2008 among Patrick Hackett Hardware Stores, WiseBuys Stores, Inc. and Wells Fargo Bank, National Association - filed as an exhibit to the Current Report on Form 8-K filed on March 7, 2008, and incorporated herein by reference.

10.2

Exchange Agreement dated March 4, 2008 between Seaway Valley Capital Corporation and YA Global Investments, LP - filed as an exhibit to the Current Report on Form 8-K filed on March 7, 2008, and incorporated herein by reference.

10.3

2008 Stock and Stock Option Plan – filed as an exhibit to the Registration Statement on Form S-8 (File No. 333-149833) filed on March 20, 2008, and incorporated herein by reference.

10.4

Convertible Debenture issued to Paul L. and Anaflor Graham – filed as an exhibit to the Current Report on Form 8-K filed on November 29, 2007, and incorporated herein by reference.

10.5

Stock Purchase Agreement dated May 24, 2007 among Juliann Hackett Cliff, Patrick Hackett, Jr., Norman V. Garrelts and WiseBuys Stores, Inc. relating to Patrick Hackett Hardware Company – filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 23, 2007, and incorporated herein by reference.

10.6

Amendment to Stock Purchase Agreement, dated September 18, 2007, among Juliann Hackett Cliff, Patrick Hackett, Jr., Norman V. Garrelts and WiseBuys Stores, Inc.  – filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 23, 2007, and incorporated herein by reference.

10.7

Convertible Promissory Note dated January 30, 2008 issued by the Company to JMJ Financial

10.8

Secured and Collateralized Promissory Note dated December 10, 2007 issued by JMJ Financial to Seaway Valley Capital Corporation,

21

Subsidiaries:

WiseBuys Stores, Inc.

Patrick Hackett Hardware Company

Seaway Valley  Fund, LLC

23.

Consent of Dannible & McKee, LLP

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Dannible & McKee, LLP. was retained by the Company as its independent accountant in December 2007. During the third and fourth quarters of 2007, Dannible & McKee, LLP audited the financials results of WiseBuys Stores, Inc. and Patrick Hackett Hardware Company as a part of the acquisition of each by the Company.  Prior to this, Dannible & McKee, LLP had not performed any services for the Company or its subsidiaries.

Audit Fees

Dannible & McKee, LLP billed $77,147 to the Company for professional services rendered for the audit of our 2007 financial statements.

Audit-Related Fees

Dannible & McKee, LLP billed $5,500 to the Company in 2007 for assurance and related services that are reasonably related to the performance of the 2007 audit or review of the quarterly financial statements.

Tax Fees

Dannible & McKee, LLP $5,015 to the Company in 2007 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Dannible & McKee, LLP billed $0 to the Company in 2007 for services not described above.

 It is the policy of the Company's Board of Directors that all services other than audit, review or attest services must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

SEAWAY VALLEY CAPITAL CORPORATION

By: /S/THOMAS SCOZZAFAVA THOMAS SCOZZAFAVA Chairman & Chief Executive Officer Chief Financial Officer Date: April 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2008.

/s/ Thomas Scozzafava

Thomas Scozzafava

Director, Chief Executive Officer

Chief Financial Officer