Form 10-Q
period 2008-03-31
SEAWAY VALLEY CAPITAL CORP
filed 2008-05-20
CIK 884380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTER ENDED MARCH 31, 2008

COMMISSION FILE NO.: 0-52356

SEAWAY VALLEY CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-5996486
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10-18 Park Street, 2nd Floor, Gouverneur, N.Y. 13642	13642
(Address of principal executive offices)	(Zip Code)

(315) 287-1122
(Registrant's telephone number including area code)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No ___.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer ___	Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No  X

The number of outstanding shares of common stock as of May 19, 2008 was: 1,151,419,415

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007

ASSETS	March 31, 2008	December 31, 2007
Current assets:
Cash	$988,165	$1,116,003
Accounts receivable	212,583	323,357
Inventories	5,540,752	6,194,051
Notes receivable	2,200,000	1,200,000
Marketable securities, trading	210,787	158,353
Prepaid expenses and other assets	56,765	48,990
Refundable income taxes	226,026	320,032
Total current assets	9,435,078	9,360,786
Property and equipment, net	3,721,462	3,787,485
Other Assets:
Deferred financing fees	556,805	82,301
Other Assets	399,237	387,226
Excess purchase price	5,099,471	5,099,471
Security deposits	32,300	32,300
Total other assets	6,087,813	5,601,298
TOTAL ASSETS	19,244,353	18,749,569

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Line of credit	2,442,169	925,000
Accounts payable	1,675,955	3,133,709
Accrued expenses	830,424	719,099
Current portion of long term debt	3,166,303	3,075,869
Convertible debentures	1,529,622	946,328
Derivative liability - convertible debentures	3,291,906	878,499
Total current liabilities	12,936,379	9,678,504
Long term debt, net of current	3,141,429	4,800,874
Convertible debentures payable, net - long term	2,117,887	1,177,669
Due to related parties	12,500	12,500
Total liabilities	18,208,195	15,669,547
Commitments and contingencies	-	-
STOCKHOLDERS' EQUITY
Series A voting preferred stock, $.0001 par value; 100,000
shares authorized; no shares issued and outstanding	-	-
Series B voting preferred stock, $.0001 par value; 100,000
shares authorized; 81,250 shares issued and outstanding	10	10
Series C voting preferred stock, $.0001 par value; 4,800,000
shares authorized; 1,458,236 shares issued and outstanding	146	146
Common stock, $0.0001 par value, 2,500,000,000 authorized;
891,391,917 shares issued and outstanding	103,062	89,139
Additional paid-in capital	11,257,376	10,384,807
Accumulated deficit	(10,324,436)	(7,394,080)
Total stockholders' equity	1,036,158	3,080,022
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$19,244,353	$18,749,569

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

Revenue	$3,136,212	$994,736
Cost of revenue	2,397,841	620,744

Gross profit	738,371	373,992

Gain on sale of securities, net	52,932	449,661

Operating expenses:
Selling, general and administrative expenses	2,282,462	972,825
Share based compensation	-	1,810,654
Total operating expenses	2,282,462	2,783,479

Operating loss	(1,491,159)	(1,959,826)

Other income (expense):
Unrealized loss on derivative instruments	(932,069)	(983,455)
Interest expense	(497,919)	(24,143)
Interest income	37,392	5,953
Other income (expense)	(46,601)	3,578
Total other income (expense)	(1,439,197)	(998,067)

Loss from continuing operations	(2,930,356)	(2,957,893)

Discontinued operations
Loss on disposal of discontinued operations	-	(95,956)
Loss from discontinued operations	-	(1,932,194)
Total discontinued operations	-	(2,028,150)

Loss before provision for income taxes	(2,930,356)	(4,986,043)

Provision for (benefit from) income taxes	-	192,571

Net loss	$(2,930,356)	$(5,178,614)

Basic and diluted loss per share	$(0.00)	$(0.07)

Weighted average of shares of common stock outstanding, basic	951,098,332	75,211,131

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations
Net loss from continuing operations	$(2,930,356)	$(3,150,484)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	108,902	29,504
Gain on marketable securities	(52,434)	(449,661)
Unrealized loss on derivatives	932,069	983,455
Amortization of deferred financing fees	35,496
Stock based compensation	-	1,810,654
Amortization of debt discount	236,008	90,498
Change in assets and liabilities:
Accounts receivable	110,774	(7,799)
Inventory	653,299	235,380
Prepaid expenses and other assets	86,231	(4,578)
Deferred income taxes	-	193,593
Other assets	-	4,336
Security deposits	(12,011)	-
Accounts payable	(1,457,754)	13,953
Accrued expenses	102,790	(26,306)
Cash Used in Continuing Operating Activities	(2,186,986)	(277,455)
Discontinued operations
Net loss from discontinued operations	-	(1,932,174)
Adjustments to reconcile net loss to net cash provided by discontinued operating activities
Depreciation and amortization	-	19,430
Loss from discontinued operations	-	(95,956)
Unrealized loss on derivative instruments	-	1,406,250
Amortization of debt discount	-	130,710
Change in assets and liabilities
Accrued liabilities	-	42,452
Cash Used in Discontinued Operating Activities	-	(429,288)

Cash Used in Operating Activities	(2,186,986)	(706,743)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	-	(841,245)
Purchase of property and equipment	(42,879)	-
Cash used in investing activities	(42,879)	(841,245)

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing fees	(260,000)	-
Borrowings on line of credit	2,392,169	-
Repayments to related parties - discontinued	-	(661,190)
Proceeds from issuance of preferred stock - subsidiary	-	321,175
Proceeds from convertible debentures	175,000	520,071
Proceeds from convertible debentures - discontinued	-	1,000,000
Repayment of long term debt	(205,142)	(56,439)
Cash provided by used in financing activities	2,102,027	1,123,617

Net Decrease in Cash	(127,838)	(424,371)
Cash at Beginning of Period	1,116,003	951,307
Cash at End of Period	$988,165	$526,936

Cash paid during the period for:

Interest	$226,415	$-

Income taxes	$-	$-

SUPPLEMENTAL STATEMENT OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Technology License	$-	$211,328

Assets acquired by issuance of equity	$-	$33,825

Conversion of convertible debt and accrued interest into common stock	$158,322	$66,610

Warrants issued with debt	$728,170	$712,125

Convertible debentures issued in exchange for notes payable	$2,299,662	$-

Discount issued upon issuance of derivative	$2,049,957	$-

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 2- GOING CONCERN

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2008, the Company has generated revenues of $3.1 million but has incurred a net loss of approximately $2.75 million. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Deferred Financing Fees and Debt Discounts

Deferred finance costs represent costs which may include direct costs paid to or warrants issued to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which  generally  may  include  the value of warrants,  fair value of the  derivative  conversion  feature,  or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount.  These costs and discounts are generally amortized over the life of the related debt.  In connection with debt issued during the three months ended March 31, 2008, the Company recorded debt discounts totaling $1,825,279. Amortization expense related to these costs and discounts were $252,633 for the three months ended March 31, 2008, including $236,008 in debt discount amortization included in interest expense on the Statement of Operations.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2008, the Company had a full valuation allowance against its deferred tax assets.

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts payable, long term debt, line of credit, convertible debt and due to related parties. Management believes the estimated fair value of cash and accounts payable at March 31, 2008 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments. Fair value of due to related parties cannot be determined due to lack of similar instruments available to the Company.

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

Net Income (Loss) per Common Share

In accordance with SFAS No. 128, "Earnings Per Share," Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had 176,236,000 and 1,636,000 warrants outstanding at March 31, 2008 and 2007, respectively. The inclusion of the warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share because under the treasury stock method the average market price of the Company's common stock was less than the exercise prices of the warrants, and therefore they are not included in the calculation.

Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 is not expected to have a material impact on our financial position, results of operations or cash flows.

NOTE 4 -SEGMENT INFORMATION

The Company has two reportable segments: retail sales and investment portfolio management.

	Three Months Ended March 31, 2008
	Retail	Investing	Total
Revenue
Merchandise sales and third party income	$3,136,212	$-	$3,136,212
Realized and unrealized gain on securities	-	52,932	52,932
Total revenue	3,136,212	52,932	3,189,144

Cost and expenses
Cost of revenue	2,397,841	-	2,397,841
Selling and administrative	2,282,462	-	2,282,462
Share based compensation	-	-	-
Interest expense	497,919	-	497,919
Unrealized loss on derivative instruments	932,069	-	932,069
Other expense	9,209	-	9,209
Total costs and expenses	6,119,500	-	6,119,500

Income (loss) from continuing operations	$(2,983,288)	$52,932	$(2,930,356)

Total assets	$19,033,566	$210,787	$19,244,353

Capital expenditures	$42,879	$-	$42,879

	Three Months Ended March 31, 2007
	Retail	Investing	Total
Revenue
Merchandise sales and third party income	$994,736	$-	$994,736
Realized and unrealized gain on securities	-	449,661	449,661
Total revenue	994,736	449,661	1,444,397

Cost and expenses
Cost of revenue	620,744	-	620,744
Selling and administrative	972,825	-	972,825
Share based compensation	1,810,654	-	1,810,654
Interest expense	24,143	-	24,143
Unrealized loss on derivative instruments	983,455	-	983,455
Other income	(9,531)	-	(9,531)
Total costs and expenses	4,402,290	-	4,402,290

Income (loss) from continuing operations	$(3,407,554)	$449,661	$(2,957,893)

Total assets	$3,003,517	$1,290,906	$4,294,423

Capital expenditures	$-	$-	$-

NOTE 5 - STOCKHOLDERS' EQUITY

The Company has 2,505,000,000 shares of capital stock authorized, consisting of 2,500,000,000 shares of Common Stock, par value $0.0001, 100,000 shares of Series A Preferred Stock, par value $0.0001 per share, 100,000 shares of Series B Preferred Stock, 1,600,000 shares of Series C Preferred Stock, 100,000 Shares of Series E Preferred Stock, and 3,100,000 shares of undesignated Preferred Stock, $0.0001 par value. During the quarter ended March 31, 2008 the Company issued 139,231,091 shares of stock for the conversion of debt.

WARRANTS

A summary of the status of the Company’s outstanding stock warrants as of March 31, 2008 and 2007 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2006	-	$-
Granted	1,636,000	1.32
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2007	1,636,000	$1.32
Exercisable at March 31, 2007	1,636,000	$1.32

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2007	41,636,000	0.06
Granted	134,600,000	0.01
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2008	176,236,000	$0.02
Exercisable at March 31, 2008	176,236,000	$0.02

STOCK BASED COMPENSATION

During the three months ended March 31, 2007, the Company issued 41,915,022 shares of common stock to officers and employees in exchange for services. The shares were valued at $1,810,654 based on the value of the shares on the dates of the grants.

NOTE 6 - LINE OF CREDIT

On March 4, 2008, Seaway Valley Capital Corporation and its wholly owned subsidiaries, WiseBuys Stores, Inc. and Patrick Hackett Hardware Company (collectively "Seaway" or the "Company"), consummated a five million dollar ($5,000,000) credit and security agreement with Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division (the "Line of Credit"). The funds available under Line of Credit are based on the Company's current inventory with adjustments based on items such as accounts payable. The term of the Line of Credit is three years. The interest rate on the Line of Credit is equal to the sum of the Wells Fargo prime rate plus one and one-quarter percent (1.25%), which interest rate shall change when and as the Wells Fargo prime rate changes. These funds will be used for general working capital at the Company. Under the terms of the agreement, the subsidiaries are required to maintain certain financial covenants including tangible net worth, net income and net cash flow amounts. At March 31, 2008 these covenants were not met. The lender has waived compliance with these covenants as of March 31, 2008.

NOTE 7 - CONVERTIBLE DEBENTURES

Following is a summary of convertible debentures as of March 31, 2008:

Convertible Debentures due on March 23, 2009, provides for interest in the amount of 10% per annum and are convertible at the lesser of (a) $0.015 or (b) 85% of the lowest closing bid price of Seaway common stock during the 10 trading days immediately preceding the conversion date.	$150,000

Convertible debentures due on December 12, 2010 provide for interest at 7% per annum and are convertible at the lesser of (a) $0.10 per share or (b) 85% of the average 3 lowest Volume Weighted Average Prices ("VWAP") during the 20 trading days prior to the holder's election to convert. If the holder elects to convert a portion of the debenture and the VWAP is below $0.005, the Company shall have the right to prepay that portion of the debenture that the holder elected to convert, plus any accrued interest at 150% of such amount.	1,500,000

Convertible debenture due on September 18, 2012 provide for interest at 8% per annum and is convertible at the lesser of (a) $0.024 per share or (b) 90% of the closing market price for the day prior to the date of the holder's election to convert.	470,000

Convertible debentures due on demand provide for interest at 12% per annum and are convertible at the lesser of (a) $0.02 per share or (b) 90% of the closing market price for the day prior to the date of the holders' election to convert.	944,775

Convertible debenture due on December 10, 2011 provide for interest at 12% per annum and is convertible at the lesser of (a) $0.011 per share or (b) 75% of the closing market price for the day prior to the date of the holder's election to convert.	1.525,000

Convertible debentures due on November 30, 2010 provide for interest at 10% per annum and are convertible at the lesser of (a) $0.12 per share or (b) 90% of the average 3 lowest Volume Weighted Average Prices ("VWAP") during the 20 trading days prior to the holder's election to convert.	550,000

Convertible debenture due on March 2, 2010 provide for interest at 12% per annum and is convertible at the lesser of (a) $0.01 per share or (b) 75% of the average lowest Volume Weighted Average Price ("VWAP") during the 5 trading days prior to the holder's election to convert.	50,589

Convertible debenture due on February 28, 2010 provide for interest at 12% per annum and are convertible at the lesser of (a) $0.01 per share or (b) 75% of the average lowest Volume Weighted Average Price ("VWAP") during the 5 trading days prior to the holder's election to convert.	2,249,073
7,439,437
Less note discounts	(3,791,928)
Total convertible debentures, net of discounts	$3,647,509

Convertible debentures, current portion	$3,343,848
Less note discounts	(1,814,226)
Total current portion of convertible debentures	1,529,622

Convertible debentures, net of current portion	4,095,589
Less note discounts	(1,977,702)
Total convertible debentures, net of current maturities	2,117,887

Total convertible debentures, net of discounts	$3,647,509

On January 30, 2008, the Company entered into an amended financing agreement with JMJ Financial. Under the terms of the agreement, in addition to the debenture issued in the amount of $325,000, the Company agreed to issue a $1,200,000 convertible debenture to JMJ Financial with an interest rate of 10%. The debenture is due December 10, 2011. The debt is convertible at the lesser of a) $.01 or b) 75% of the lowest trade price in the 20 trading days previous to the conversion. Concurrent with the debt, JMJ Financial issued a note receivable to the Company in the amount of $1,000,000. The note provides for interest at 12% and is due December 10, 2012.

The Company determined that the conversion feature of the amended convertible debenture represent an embedded derivative since the debentures is convertible into a variable number of shares upon conversion. Accordingly, the assumed convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At March 31, 2008 the fair value of the conversion derivative liability created by the assumed debentures calculated using the Black-Scholes model was $516,129. For the three months ended March 31, 2008 the unrealized loss on the derivative instrument created by this debenture was $156,578.

On March 3, 2008, the Company entered into a $50,589 Convertible Debenture due March 2, 2010 and bears interest at the rate of 12% per annum. The note is convertible at the lesser of $0.01 per share or 75% of the average lowest Volume Weighted Average Price ("VWAP") during the 5 trading days prior to the holder's election to convert.

The Company determined that the conversion feature of the convertible debenture represents an embedded derivative since the debenture is convertible into a variable number of shares upon conversion. Accordingly, the assumed convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At March 31, 2008 the fair value of the conversion derivative liability created by the assumed debentures calculated using the Black-Scholes model was $24,528. For the three months ended March 31, 2008 the unrealized gain on the derivative instrument created by this debenture was $150.

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

The Company determined that the conversion feature of the assumed convertible debentures represent an embedded derivative since the debentures is convertible into a variable number of shares upon conversion. Accordingly, the assumed convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At March 31, 2008 the fair value of the conversion derivative liability created by the assumed debentures calculated using the Black-Scholes model was $1,090,460. For the period ended March 31, 2008 the unrealized gain on the derivative instrument created by this debenture was $6,649.

The following assumptions were applied to all convertible debt:

Market price	$0.006
Exercise prices	$0.004-$0.006
Expected Term (Days)	1-20
Volatility	21%-90%
Risk-free interest rate	1.38%-1.62%

During the period ended March 31, 2008, holders of the aforementioned securities converted amounts totaling $158,322 into 139,231,091 shares of common stock.

NOTE 8 – FAIR VALUE MEASUREMENTS

At March 31, 2008 the fair value measurements used to determine the fair value of derivative liabilities and trading securities are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative Liabilities	$-	$3,291,906	$-
Trading Securities	$210,787	$-	$-

NOTE 9 - SUBSEQUENT EVENTS

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

On April 17, 2008, Seaway Valley Capital Corporation executed an agreement to acquire 100% of the assets and assume 100% of the liabilities of North Country Hospitality, Inc. for the issuance of $5.25 million in Series D Preferred Stock.  North Country was formed in 2005 by Christopher Swartz to develop or acquire and operate lodging, restaurant, and recreational venues in and around northern New York, which is commonly referred to as the “north country” region of New York.  In addition, North Country Hospitality seeks to acquire or develop strategic consumer products that complement its core hospitality businesses and that can be positioned for growth outside the region.  The company’s hospitality assets are positioned to benefit from regional tourism, which is one of the fastest growing industries in the area.  And North Country’s premium consumer products are well established locally but can be further positioned for growth outside the region.

North Country’s (www.northcountryhospitality.com) primary businesses include:

➢
Sackets Harbor Brewing Company develops, produces, and markets micro brewed beers such as the award winning “1812 Amber Ale” and “Railroad Red Ale” as well as “Thousand Island Pale Ale”, “1812 Amber Ale Light” and “Independence Wheat” specialty beers.  Its “1812 Amber Ale” is the company’s flagship brand and was the winner of a Silver Award at the 1998 World Beer Championship and has been aggressively marketed to command a significant retail presence in the regional market place.  Management estimates 1812 Ale has an approximate 15% category market share within its primary distribution area and distributes keg and bottled beer to over 300 locations in northern New York.   The company has also developed complementary products such Sackets Harbor Coffee and Sackets Harbor Brewing Co. Root Beer.

➢
Sackets Harbor Brew Pub is an operating “Brew Pub" that produces its own specialty beer on site while also offering fine dining.  The Brew Pub offers six of its own brews on tap including each of its regionally sold beers such as 1812 Ale, Railroad Red, and Thousand Island Pale Ale as well as ever changing seasonal offerings.

➢
Goodfello’s Brick Oven Pizza and Wine Bar is featured in charming interior of brick and wood and specializes in excellent-yet-affordable Italian food. The focal point of the restaurant is its large brick oven for cooking pizza, appetizers and special pasta entrees along a comfortable bar that offers a wide variety of wine and beer including Sackets Harbor Brewing Company selections.

➢
Sackets Cantina offers a traditional Mexican menu featuring the usual favorites as well as many excellent Mexican-inspired creations.  The restaurant is set in a completely remodeled historic building expressing the bright colors and ambiance of Old Mexico and enhanced by a copper covered bar that offers varieties of Mexican beers and tequilas.  The Cantina’s signature dish is the “Molcajete” which is seldom seen in American Mexican restaurants.

➢
Jreck Subs Franchises (www.jrecksubs.com) North Country now owns and operates five Jreck Subs franchise locations in northern and central New York including Watertown, Clayton, Cape Vincent, Alexandra Bay, and Liverpool.  The Jreck Subs Company was started in 1967 by five local entrepreneurs, and since then, Jreck Subs has grown to over forty-seven locations in northern and central New York.  The Jreck Subs concept is quality foods at moderate prices.  Jreck Subs have a variety of hot and cold sandwich choices, homemade style soups, and a children’s menu.

➢
Alteri Bakery (www.alteribakery.com) has serviced the North Country region with quality baked goods since 1971 and is still operated by the founders’ son, Mark.  Alteri is now located in a state of the art baking facility in the heart of Watertown’s business district, and is one of the last traditional Italian bakeries in the area.  Alteri brings four generations of baking experience and over 80 years of serving northern N.Y. with the finest "true" Italian breads and specialty pastry items, such as cakes, cookies, muffins, bagels, and specialty gift baskets.  Alteri products can be found at local restaurants, grocery stores, schools, and its own store.  In addition, Alteri recently assumed the production of sub rolls for the entire Jreck Subs franchise chain of 47 locations, which alone includes approximately two million five hundred thousand rolls baked and shipped annually.

➢	Various Real Estate Assets are under development for future restaurants or retail outlets.

As part of the North Country Hospitality, Inc. transaction, Christopher Swartz will be named Chief Operating Officer  and elected to the Board of Directors of the Company.

Subsequent to the three months ended March 31, 2008, holders of certain convertible debentures converted amounts totaling $196,600 into 52,964,771 shares of common stock.

Subsequent to the three months ended March 31, 2008 the Company issued shares totaling 52,000,000 valued at $306,600 for services.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RETAIL HOLDINGS

On October 23, 2007, Seaway Valley acquired all of the capital stock of WiseBuys Stores, Inc.  WiseBuys was organized in 2003 and owned and operated five retail stores in central and northern New York.  On November 7, 2007, Seaway Valley purchased all of the outstanding capital stock of Patrick Hackett Hardware Company, a New York corporation.  Hackett’s, one of the nation’s oldest retailers, with roots dating back to 1830, is a full line department store specializing in premium, name brand merchandise and full service hardware.  At the time of the acquisition, Hackett’s had locations in five towns in upstate New York.  Each store features brand name clothing for men, women, and children, and a large selection of athletic, casual, and work footwear.  Hackett’s also carries domestics, home décor, gifts, seasonal merchandise and sporting goods.  Hackett’s full service hardware department features traditional hardware, tool, plumbing, paint and electrical departments.  WiseBuys will contribute its retail assets to Hackett’s, and management intends to convert the five WiseBuys stores into the Hackett’s brand stores.  After the store conversions and one closure and one new store, the Company will operate ten Hackett’s locations - Canton, Gouverneur, Hamilton, Massena, Ogdensburg, Potsdam, Pulaski, Sackets Harbor, Tupper Lake, and Watertown – all in New York.

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

Hackett’s, which in 2007 operated five stores with approximately 138,000 square feet of retail sales floor, averaged sales per square foot of approximately $108.18 for the year.  After taking over the WiseBuys stores in 2008 and with the Sackets Harbor new store openings, Hackett’s will operate locations with total sales floor square footage of 326,700 square feet.

We expect Hackett’s to transition each former WiseBuys store throughout 2008.  Seaway Valley will continue to financially and operationally support Hackett’s, whether through company or asset acquisitions or general expansion.

Result of Operations

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

The Company’s net sales increased to $3,136,212 for fiscal period ended March 31, 2008 from $994,736 for fiscal period ended March 31, 2007, an increase of $2,141,476, or roughly 215%.  The increase in sales was the result of the acquisition of Hackett’s, which took place on November 7, 2007.  These additional Hackett’s sales helped offset lowered first quarter sales at the former WiseBuys stores.

As a result of the additional sales, the Company’s cost of goods sold also increased from $620,744 for the first three months of 2007 to $2,397,841 during the same period in 2008, which represents an increase of 286%.  This led to a 97.4% or $364,379 increase in our gross margin to $738,371 for fiscal period ended March 31, 2008 from $373,992 for fiscal period ended March 31, 2007.

Net realized and unrealized gain on the sale of securities was $52,932 during the period ended March 31, 2008 versus $449,661 for the same period ended March 31, 2007, a decrease of $396,729.

Our general and administrative expenses during the three months ended March 31, 2008 decreased by $501,017 to $2,282,462 versus $2,783,479 for the same period in 2007, which included $1.8 million in share based compensation.  Excluding the share based compensation, SG&A for the period ended March 31, 2007 was $972,825, and the increase to $2,282,462 was primarily driven by the increase in expenses related to Hackett’s.

Seaway Valley Capital Corporation had an operating loss of $1,491,159 for the first three months of fiscal 2008 versus a loss of $1,959,826 for the same period ended March 31, 2007, which was a decrease in the loss of $468,667 or 24%.

We incurred a loss from continuing operations of $2, 930,356 for the first three months in fiscal 2008, compared to a loss of $2,957,893 for the same period in 2007.  The primary drivers of the 2008 loss were the increases in SG&A expenses, the expenses associated with the conversion of WiseBuys stores to Hackett’s stores, and the loss of potential revenues while these stores are being converted.  Management feels that these conversions will be completed prior to the fourth quarter 2008.

On July 1, 2007, when Seaway Capital, Inc. acquired control of the Company from GreenShift Corporation, the Company sold its operating businesses to GS CleanTech Corporation, an affiliate of GreenShift, in return for the assumption by GS CleanTech of a $1,125,000 convertible debenture owed by the Company.  These operations – considered “discontinued operations” - resulted in a loss of $2,028,150 during the period ended March 31, 2007.

Net losses for the periods ended March 31, 2008 and March 31, 2007 were $2,930,356 and $5,178,614, respectively.  The primary drivers for the losses in 2008 were expenses relating to the increased overhead associated with Hackett’s, the expenses related to the WiseBuys store conversions, and the reduced sales revenues suffered during store conversions.

Liquidity and Capital Resources

Our operations have been funded to date primarily by loans (both bank loans and more recently convertible debentures), contributions by our founders and their associates, and profitable securities sales at Seaway Valley Fund, LLC.  The net amount of the bank loans is reflected on our March 31, 2008 balance sheet in the aggregate amount of $8,749,901. The net amount of the convertible debentures is reflected on our March 31, 2008 balance sheet in the aggregate amount of $3,647,509.

As a result, to increase the Company’s liquidity and to help fund operations, the Company secured a $5 million inventory-based line of credit from Wells Fargo in March 2008.  Concurrently, YA Global Investments, LP acquired over $2.249 million of the Company’s legacy senior bank debt, most of which was due at that time.  The purchase and exchange of this debt into convertible debentures by YA Global materially lowered that Company’s immediate cash needs by $2.249 million and also allowed the Company to maintain significantly more available capital under the Wells Fargo line of credit.  In addition, the Company expects to receive capital from Golden Gate Investors, Inc. to satisfy its Promissory Note asset of $1.1 million during 2008.

As a result, we have the capital resources necessary to carry on operations for the next period, despite continuing losses.  In order to implement our revised business plan, however, we will need substantial additional capital, including the funds associated with any of the Company’s notes receivable outstanding.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

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

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

None during the three months ended March 31, 2008

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
THOMAS SCOZZAFAVA
Chairman, Chief Executive Officer and Chief Financial Officer
May 20, 2008