Form 10KSB/A
period 2007-12-31
SEAWAY VALLEY CAPITAL CORP
filed 2008-08-13
CIK 884380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

ANNUAL REPORT UNDER SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

COMMISSION FILE NO.: 0-52356

SEAWAY VALLEY CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	20-5996486
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10-18 Park Street, 2 nd Floor, Gouverneur, NY	13642
(Address of principal executive offices)	(Zip Code)
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

State issuer's revenues for its most recent fiscal year: $4,197,633.

The number of outstanding shares of common stock as of March 31, 2008 was 997,941,917. Based on the closing price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2008 was $6,486,622.

This amendment is being filed to more accurately reflect the acquisition of WiseBuys Stores Inc. . Upon further review, the Company determined that the acquisition of WiseBuys Store Inc. was not a merger under common control as previously reported, since the CEO did not hold a majority interest in the Company at the time of acquisition. Accordingly, the Company has restated its financial statements to include the operations of Wisebuys Stores Inc. only subsequent to the acquisition date and to recognize the excess purchase price over the fair value of the net assets acquired as goodwill.

Seaway Valley Capital Corporation
ANNUAL REPORT ON FORM 10-KSB/A
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

TABLE OF CONTENTS

		Page No
Part I
Item 1	Description of Business	3
Item 2	Description of Properties	10
Item 3	Legal Proceedings	11
Item 4	Submission of Matters to a Vote of Security Holders	11

Part II
Item 5	Market for Registrant's Common Equity and Related Stockholder Matters	11
Item 6	Management's Discussion and Analysis	12
Item 7	Financial Statements	16
Item 8	Changes and Disagreements with Accountants on Accounting and Financial Disclosure	52
Item 8A	Controls and Procedures	52
Item 8B	Other Information	52

Part III
Item 9	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act	52
Item 10	Executive Compensation	54
Item 11	Security Ownership of Certain Beneficial Owners and Related Stockholder Matters	54
Item 12	Certain Relationships and Related Transactions and Director Independence	55

Part IV
Item 13	Exhibits	56
Item 14	Principal Accountant Fees and Services	56

Signatures		57

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

INVESTMENT FUND

On July 1, 2007, Seaway Valley Capital Corporation assumed the role of Fund Manager of the Seaway Valley Fund, LLC, which is a wholly owned subsidiary of WiseBuys Stores, Inc. As the sole investment manager of the Fund, the Company makes exclusive investment decisions regarding acquisition and dispossession of various securities in the Fund.  At the time the Company assumed the management of the Fund on July 1, 2007, its assets totaled approximately $1.83 million.  During 2007, the Company successfully negotiated and sold securities on behalf of the Fund that generated gross proceeds of $1.52 million with realized profits of approximately $1.2 million.  At December 31, 2007, the securities remaining in the Fund had a book value of $158,353.

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

Particularly in former WiseBuys locations, the company uses an innovative approach whereby it partnered with established and successful specialty retailers to create select “store within a store” boutiques.  The following in-store retail partnerships with both national and regional chains were established:

•	Payless ShoeSource, Inc. – “store-within-a-store” lease across chain

•	KB Toys Inc. – exclusive license agreement “ KB Toys at Hackett’s ” branded department

•	RadioShack – franchise acquisitions

•	Home Fashion Distributor, Inc. and Ameritex – consignment inventory for domestics

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

ITEM 2. DESCRIPTION OF PROPERTIES

The Company currently maintains office space at 10-18 Park Street, 2 nd Floor, Gouverneur, New York 13642 in a leased facility. The Company paid no rent during 2007 for these offices. During 2008 the Company may be asked to pay rent for these offices. We believe these offices will be sufficient for our needs for the foreseeable future.

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

Result of Operations

Fiscal Year Ended December 31, 2007 Compared with Fiscal Year Ended December 31, 2006

The Company’s net sales increased to $4,197,633 for fiscal year ended December 31, 2007 from $0 for fiscal year ended December 31, 2006, an increase of $4,197,633.  The increase in sales was the result of the acquisition of Wisebuys and Hackett’s, which took place on October 23, 2007 and November 7, 2007, respectively.

Cost of goods sold were $2,529,195 in 2007 versus $0 in 2006 generating a gross profit of $1,668,438 in 2007 versus $0 in 2006.

Hacketts’s and WiseBuys’ operations in 2007 created a cash flow need, and capital contributions and profits from the trading activities of Seaway Valley Fund, LLC filled this cash flow need.  Because some of these securities appreciated in value substantially during 2007 and 2006, we realized gains of $1,219,408 in 2007 and $0 in 2006 as a result of the sale of these investment securities.

Selling, general and administrative expenses were $3,991,717 for the year ended December 31, 2007 as compared to $0 for the year ended December 31, 2006, representing an increase of $3,991,717. The increase was primarily due to the  acquisitions of WiseBuys and Hackett’s in the fourth quarter of 2007.

Other income (expense) decreased to $135,283 for the year ended December 31, 2007 from $1,070,674 for the year ended December 31, 2006, or a decrease of $935,391 or 87%. Included in the decrease was income from the forgiveness of the registration rights penalty in 2006 of $480,290 which did not occur again in 2007. Interest expense increased by $1,172,112 from 2006 to 2007 but was offset partially by the unrealized gains on derivative instruments increase of $679,762. The increased interest was mostly due to the amortization of debt discounts incurred with the issuance of certain convertible debentures while the unrealized gain on derivative instruments was the result of revaluing the potential liability of our convertible debt.

As a result of the foregoing, we incurred a loss from continuing operations of ($968,588) in 2007, compared to income of $1,070,674 in 2006.

On July 1, 2007, when Seaway Capital, Inc. acquired control of the Company from GreenShift Corporation, the Company sold its operating businesses to GS CleanTech Corporation, an affiliate of GreenShift, in return for the assumption by GS CleanTech of a $1,125,000 convertible debenture owed by the Company (See Note 15 to the Consolidated Financial Statements).  This sale resulted in a one-time gain on the disposition of the discontinued operations of $1,363,334, which was more than offset by operating losses of that divested division of $2,591,744, which resulted in a net loss from discontinued operations of $1,228,410.

Net income for the fiscal years of 2007 and 2006 was a loss of $3,967,952 and a profit of $221,575, respectively.  The primary drivers for the losses in 2007 were expenses relating to share based compensation, losses from discontinued operations and interest expense related to embedded derivatives and debt discounts.

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

The principal amount on our convertible debentures due to the parties was $3.9 million as of December 31, 2007 and the unamortized note discount was $1.8 million. For the year ended December 31, 2007, we recognized interest expense for accretion of the debt discount of $1.1 million and a gain for the change in fair value of the derivative of $1.2 million for these debentures. The derivative liability as of December 31, 2007 was $0.9 million for debentures due to these parties.

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

During 2007, the Company acquired WiseBuys Stores Inc. and Patrick Hackett Hardware Company. In connection therewith, the Company recognized an excess purchase price of approximately $9.0 million. At December 31, 2007, the Company is in the process of evaluating and allocating the excess purchase price to the assets purchased and assessing goodwill, if any, associated with the acquisition. The Company expects to have its analysis completed by the third quarter of 2008. Should the Company determine goodwill has been recognized upon completion of its analysis, goodwill will be assessed for impairment at least annually or if an impairment indicator is present. Upon determination of impairment, the Company would recognize an impairment expense of the difference between the carrying value and fair value.

 OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

April 14, 2008 (except for Note 17 as to which the date is August 11, 2008)

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

As discussed in Note 17 to the financial statements, the Company restated its 2007 financial statements to record the acquisition of Wisebuys Stores Inc. as a purchase transaction and not a common control merger.

/s/ Dannible & McKee, LLP
Dannible & McKee, LLP
Syracuse, New York

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007

ASSETS
Current assets:
Cash	$1,116,003
Accounts receivable	323,357
Inventories	6,194,051
Notes receivable	1,200,000
Marketable securities, trading	158,353
Prepaid expenses and other assets	48,990
Refundable income taxes	320,032
Total current assets	9,360,786
Property and equipment, net	3,787,485
Other Assets:
Deferred financing fees	82,301
Other assets	387,226
Excess purchase price	8,988,102
Security deposits	32,300
Total other assets	9,489,929
TOTAL ASSETS	$22,638,200

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Line of credit	$925,000
Accounts payable	3,133,709
Accrued expenses	719,099
Current portion of long term debt	3,075,869
Convertible debentures	946,328
Derivative liability - convertible debentures	878,499
Total current liabilities	9,678,504
Long term debt, net of current	4,800,874
Convertible debentures, net of current	1,177,669
Due to related party	12,500
Total liabilities	15,669,547
Commitments and contingencies	-
STOCKHOLDERS' EQUITY
Series A voting preferred stock, $.0001 par value; 100,000
shares authorized; no shares issued and outstanding	-
Series B voting preferred stock, $.0001 par value; 100,000
shares authorized; 100,000 shares issued and outstanding	10
Series C voting preferred stock, $.0001 par value; 1,600,000
shares authorized; 1,458,236 shares issued and outstanding	146
Common stock, $0.0001 par value, 2,500,000,000 authorized;
891,391,917 shares issued and outstanding	89,139
Additional paid-in capital	11,887,289
Accumulated deficit	(5,007,929)
Total stockholders' equity	6,968,653
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,638,200
The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Revenue and third party income	$4,197,633	$-
Cost of revenue	2,529,195	-
Gross profit	1,219,408	-

Gain on sale of securities, net	999,745	-

Operating expenses:
Selling, general and administrative expenses (including stock-based compensation totaling $2,298, 904 and $0, respectively)	3,991,717	-

Operating income (loss)	(1,103,871)	-

Other income (expense):
Forgiveness of the registration rights penalty	-	480,290
Unrealized gain on derivative instruments	1,270,146	590,384
Interest expense	(1,172,112)	-
Interest income	11.716	-
Other income	25,533	-
Total other income (expense)	135,283	1,070,674

Income (loss) from continuing operations	(968,588)	1,070,674

Discontinued operations
Gain on disposal of discontinued operations (net of tax)	1,363,334	-
Income (loss) from discontinued operations (net of tax)	(2,591,744)	(517,950)
Total discontinued operations	(1,228,410)	(517,950)

Income (loss) before provision for income taxes	(2,196,998)	552,724

Provision for deferred income taxes	1,770,954	331,149

Net income (loss)	$(3,967,952)	$221,575

Income (loss) per share from continuing operations – basic	$(0.00)	$0.07
Income (loss) per share from discontinued operations – basic	(0.01)	(0.05)
Income (loss) per share – basic	$(0.01)	$0.02
Weighted average shares of common stock outstanding – basic	474,237,553	9,715,006

Income (loss) per share from continuing operations – diluted	$(0.00)	$0.07
Income (loss) per share from discontinued operations – diluted	(0.01)	(0.05)
Income (loss) per share – diluted	$(0.01)	$0.02
Weighted average shares of common stock outstanding – diluted	474,237,553	9,715,006

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Stock
	Series A Voting		Series B Voting		Series C Voting
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, January 1, 2006	-	$-	-	$-	-	$-

January 14, 2006	-	-	-	-	-	-

Effect of reverse merger October 9, 2006	-	-	100,000	10	-	-

Effect of reverse split November 27, 2006	-	-	-	-	-	-

Conversion of Series B Preferred Stock December 29, 2006	-	-	(21,750)	(2)	-	-

Net income	-	-	-	-	-	-

Balance, December 31, 2006	-	$-	78,250	$8	-	$-

Preferred stock dividends of subsidiary	-	-	-	-	-	-

Stock issued in connection with acquisition October 23, 2007	-	-	-	-	1,458,236	146

Stock issued for compensation	-	-	-	-	-	-

Conversion of common stock	-	-	21,750	2	-	-

Conversions of debt	-	-	-	-	-	-

Warrants issued with debt	-	-	-	-	-	-

Net loss	-	-	-	-	-	-

Balance, December 31, 2007	-	$-	100,000	$10	1,458,236	$146

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2006	-	$-	$-	$-	$-

January 14, 2006	1,000	-	-	-	-

Effect of reverse merger October 9, 2006	2,066,510,590	206,651	648,372	(1,261,552)	(406,519)

Effect of reverse split November 27, 2006	(2,058,244,433)	(205,824)	205,824	-	-

Conversion of Series B Preferred Stock December 29, 2006	20,000,000	2,000	(1,998)	-	-

Net income	-	-	-	221,575	221,575

Balance, December 31, 2006	28,267,157	$2,827	$852,198	$(1,039,977)	$(184,944)

Stock issued in connection with acquisition October 23, 2007	-	-	6,436,905	-	6,437,051

Stock issued for compensation	84,414,911	8,441	2,206,463	-	2,214,904

Conversion of common stock	(6,000,000)	(600)	598	-	-

Conversions of debt	784,710,849	78,471	1,495,327	-	1,573,798

Warrants issued with debt	-	-	895,796	-	895,796

Net loss	-	-	-	(3,967,952)	(3,967,952)

Balance, December 31, 2007	891,392,917	$89,139	$11,887,287	$(5,007,929)	$6,968,653

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations
Net income (loss) from continuing operations	$(2,739,542)	$739,525
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Depreciation and amortization	71,799	-
Forgiveness of the registration rights penalty	-	(480,290)
Gain on sale of marketable securities	(1,219,408)	-
Unrealized gain on derivative instruments	(1,317,384)	(590,384)
Amortization of deferred financing fees	4,699	-
Stock based compensation	2,298,904	-
Amortization of debt discount	823,363	-
Proceeds from sale of trading securities, net	1,516,414	-
Accrued interest	24,458	-
Non cash investment	142,400	-
Provision for deferred income taxes	1,770,954	331,149
Change in assets and liabilities:
Accounts receivable	(130,473)	-
Inventories	1,016,698	-
Prepaid expenses and other assets	22,862	-
Refundable income taxes	-	-
Related party	(510,532)	-
Deferred income taxes	-	-
Other assets	-	-
Security deposits	-	-
Accounts payable	(870,879)	-
Accrued expenses	314,981	-
Cash Provided by Continuing Operating Activities	1,219,314	-
Discontinued Operations
Net loss from discontinued operations	(1,228,410)	(517,950)
Adjustments to reconcile net loss to net cash
provided by continuing operating activities:
Depreciation and amortization	19,908	36,063
Unrealized (gain) loss on derivative instruments	1,859,921	(210,836)
Amortization of deferred financing fees and debt discount	1,649,937	101,028
Provision for deferred income taxes	(785,426)	(331,149)
Gain from discontinued operations	(2,234,974)	-
Gain on sale of investments	(76,487)	-
Change in assets and liabilities:
Security deposits	-	(7,548)
Accounts payable	-	287,432
Accrued expenses	-	(113,695)
Cash Provided by (Used in) Discontinued Operating Activities	(795,531)	756,655

Cash Provided by (Used in) Operating Activities	423,783	(756,655)

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	(1,240,386)	-
Purchase of property and equipment	(184,417)	-
Purchase of property and equipment - discontinued	-	(156,977)
Proceeds from investments - discontinued	326,917	-
Acquisition of technology license - discontinued	-	(50,000)
Issuance of note receivable	(100,000)	-
Cash Used in Investing Activities	(1,197,886)	(206,977)

CASH FLOW FROM FINANCING ACTIVITIES:
Deferred financing fees	(87,000)	-
Repayments to related parties - discontinued	-	963,820
Discounts paid	(175,000)	-
Repayments of long term debt	(573,082)	-
Proceeds from convertible debentures	2,742,500	-
Payments on convertible debentures	(17,500)	-
Cash Provided by Financing Activities	1,889,918	963,820

Net Increase in Cash	1,115,815	188
Cash at Beginning of Year	188	-
Cash at End of Year	$1,116,003	$188

Cash paid during the year for:
Interest	$-	$171,094
Income taxes	$-	$-

SUPPLEMENTAL STATEMENT OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of GS Carbon trading, Inc. shares in exchange for the transfer of holdings in cost and equity method investments	$-	$107,134

DirectView, Inc. net liabilities assumed October 9, 2006	$-	$2,645,360

Acquisition of Technology License	$-	$211,328

Conversion of convertible debt into common stock	$1,573,798	$-

Conversion of common stock in preferred stock	$2	$-

Preferred stock issued for merger	$6,437,051	$-

Warrants issued with debt	$895,796	$-

Note issued for debenture	$1,100,000	$-

Discount recorded upon issuance of derivative	$3,011,769	$-

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

SEAWAY VALLEY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Going Concern

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2007, the Company has generated revenues of approximately $4 million but has incurred a net loss of approximately $4 million. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Marketable Investment Securities

Marketable securities have been classified as trading securities and accordingly are valued at fair market with the resulting realized difference between cost and market (or fair value) included in income. Fair market value fluctuations of securities maintained by the company are adjusted monthly with the resulting unrealized appreciation or depreciation included in the current income statement. Cost of securities disposed is determined by the specific identification method. Net realized gains for the year ended December 31, 2007 and 2006 were $1,219,408 and $0, respectively. Unrealized losses at December 31, 2007 were $549,157.

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

During 2007, the Company acquired Patrick Hackett Hardware Company. In connection therewith, the Company recognized an excess purchase price of $5.1 million. At December 31, 2007, the Company is in the process of evaluating and allocating the excess purchase price to the assets purchased and assessing goodwill, if any, associated with the acquisition. The Company expects to have its analysis completed by the third quarter of 2008. Should the Company determine goodwill has been recognized upon completion of its analysis, goodwill will be assessed for impairment at least annually or if an impairment indicator is present. Upon determination of impairment, the Company would recognize an impairment expense of the difference between the carrying value and fair value.

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

Advertising Costs

The Company will expense the costs associated with advertising as they are incurred.  The Company incurred $105,558 and $0 for advertising costs for the years ended December 31, 2007 and 2006, respectively.

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

SEAWAY VALLEY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Purchase price:
Preferred Series C Stock issued to sellers, at fair value	$6,437,052
Assets acquired:
Current assets	2,913,557
Property and equipment, net	451,600
Other assets	500,162
Total assets acquired	3,865,319
Liabilities assumed:
Current liabilities	806,800
Long term liabilities	497,598
Total liabilities assumed	1,316,898

Net assets acquired	2,548,421

Excess purchase price	$3,888,631

The Company is in the process of evaluating and allocating the excess purchase price to the assets purchased and assessing goodwill, if any, associated with the acquisition. The results of WiseBuys are included in the consolidated financial statements from the date of purchase.

SEAWAY VALLEY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

SEAWAY VALLEY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

The Company is in the process of evaluating and allocating the excess purchase price to the assets purchased and assessing goodwill, if any, associated with the acquisition. The results of Hackett’s are included in the consolidated financial statements from the date of purchase.

The following is unaudited pro forma information for the year ended December 31, 2007 and 2006, as if the acquisition of WiseBuys and Hackett’s were consummated on January 1, 2006. The pro forma information is not necessarily indicative of the combined financial position or results of operations, which would have been realized had the acquisition been consummated during the period for which the pro forma financial information is presented.

	2007	2006

Revenue	$18,804,301	$18,578,898

Net income (loss)	(6,181,726)	248,463

Earnings per share - basic	(0.01)	0.03

Earnings per share - diluted	(0.01)	0.03

NOTE 4 -SEGMENT INFORMATION

The Company has two reportable segments in 2007: retail sales and investment portfolio management.

	2007
	Retail	Investing	Total
Revenue
Merchandise sales and third party income	$4,197,633	$-	$4,197,633
Realized and unrealized gain on securities	-	1,219,408	1,219,408
Total revenue	4,197,633	1,219,408	5,417,041

Cost and expenses
Cost of revenue	2,529,195	-	2,529,195
Selling and administrative	3,991,717	-	3,991,717
Interest expense	1,172,112	-	1,172,112
Unrealized gain on derivative instruments	(1,270,146)	-	(1,270,146)
Other income	(37,249)	-	(37,249)
Total costs and expenses	6,385,629	-	6,385,629

Income (loss) from continuing operations	$(2,187,996)	$1,219,408	$(968,588)

Total assets	$22,479,847	$158,353	$22,638,200

Capital expenditures	$184,417	$-	$184,417

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

Depreciation expense related to property and equipment was $72,688 and $9,930 for the years ended December 31, 2007 and 2006, respectively.

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

STOCK BASED COMPENSATION

During the year ended December 31, 2007, the Company issued 84,414,911 shares of common stock in the first and second quarters of 2007 to officers and employees in exchange for services rendered. The shares were valued at $2,214,904 based on the value of the shares on the dates of the grants. In addition, the Company incurred $84,000 of expense for services based on the price of the stock at the date of the grant. The $84,000 is included in accrued expenses in the accompanying balance sheet as it is to be settled in the Company’s common stock.

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

NOTE 9 – LONG TERM DEBT

Note Payable - requiring monthly installments of $3,105, including interest at 3%, maturing July 2011; secured by second position interest in Canton & Gouverneur store assets; guaranteed by Corporate officers.	$126,425

Note Payable - requiring monthly installments of $2,643, including interest at 3%, maturing July 2011; secured by a second position interest in the Canton store assets; guaranteed by Corporate officers.	107,612

Note Payable - requiring monthly installments of $1,745, including interest at 6%, maturing December 2010; secured by second position interest in the Canton & Gouverneur store assets; guaranteed by Corporate officers.	57,371

Note Payable - requiring monthly installments of $3,911, including interest at 4%, maturing May 2011; secured by assets located at Pulaski store; guaranteed by Corporate officers & other related parties.	149,655

Note Payable - requiring monthly installments of $3,654, including interest at 6%, maturing August 2011; secured by assets located at Tupper Lake store; guaranteed by Corporate officers.	143,837

Notes Payable – bearing interest at 8%, aggregate amount of $500,000 due August 2008; aggregate amount of $1,000,000 due November 2008; aggregate amount of $500,000 due January 2009; aggregate amount of $2,500,000 that accrue interest over the first three years, then require payment in equal annual installments of accrued interest and principal over between November 2010 and November 2015.	4,500,000

Note Payable - requiring monthly installments of $1,933, including interest at 6%, beginning July 2005; maturing June 2010; secured by Corporate assets; guaranteed by Corporate officers.	53,734

Term loan - secured by all business assets, maturing in 2009 with interest at a variable rate of interest equal to the highest Wall Street rate plus .5%; payable in a series of consecutive monthly payments of $6,944 principal and accrues interest (increasing each year) until September 2009, when remaining unpaid balance shall become due.	118,056

Term loan – secured by all business assets, maturing in 2011 with interest at a variable rate of interest equal to the highest Wall Street rate; payable in a series of consecutive monthly payments of $16,668 principal and accrued 2011, interest (increasing each year) until September 2011 when the remaining unpaid balance shall become due.	783,329

Note payable - payable in monthly installments of $3,753 including interest at 7.75% through May of 2013.	198,707

Capital lease obligation – secured by equipment, payable in monthly installments of $482 with imputed interest at 8.25% through April 2012.	21,370

Mortgage – secured by building and contents maturing in 2008 with interest at a variable rate of interest equal to the one month London Interbank Offered Rate plus180 basis points; payable in a series of consecutive monthly payments of principal and accrued interest, (principal increasing each year) until August 1, 2008, when the entire principal balance remaining unpaid shall become due.	733,316

Mortgage - secured by building at a variable rate of interest equal to the five-year Treasury Bill Index plus 2.75 basis points; payable in monthly installments of $1,305 including interest through November 2016.	106,994

SEAWAY VALLEY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Mortgage - secured by property, payable in monthly installments of $3,413 including interest at 6.99% through February 2021.	352,595

Note payable - secured by equipment, payable in monthly installments of $553 including interest at 5.09% through July 2008.	3,811

Floor plan financing - secured with purchase money security interests in the new unit inventories of motorcycles and other products sold by the Company. As inventory is sold, a portion of the proceeds is used to pay down the outstanding floorplan obligation. Interest is charged on the floorplan at a rate of 3.2% to 4.5% over the prime rate.	271,961

Capital lease obligation secured by property, payable in monthly installments of $1,664 including imputed interest at 8% through July 2010.	46,455

Capital lease obligation secured by property, payable in monthly installments of $1,789 including imputed interest at 8% through December 2011.	72,000

Capital lease obligation secured by equipment, payable in monthly installments of $437 including imputed interest at 8% through August 2009.	7,837

Capital lease obligation secured by equipment, payable in monthly installments of $578 including imputed interest at 8.25% through June 2011.	21,678
Total Long-term Debt	7,876,743
Less current maturities	3,075,869
Long-Term Debt net	$4,800,874

Future maturities of long-term debt and capital lease obligations are as follows:

Year Ending December 31	Total
2008	$3,075,869
2009	1,033,893
2010	579,622
2011	903,930
2012	665,481
Thereafter	1,617,948

Total	7,876,743

Assets held under capital leases were $217,319 with accumulated amortization of $47,397 at December 31, 2007. Amortization expense was $1,754 for year-ended December 31, 2007 and is included in depreciation expense.

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

SEAWAY VALLEY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

The $500,000 proceeds from the September 2007 debenture were received by Seaway Valley Fund, LLC (the "Fund"), a related party to the Company. The Fund is a wholly owned subsidiary of WiseBuys Stores Inc.  WiseBuys acquired Seaway in 2007 from Thomas Scozzafava. The Company planned to use the proceeds from the debentures to assist with the Hackett transaction.

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

SEAWAY VALLEY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

On November 30, 2007, the Company entered into a $375,000 Convertible Debenture. The Company paid $50,000 in financing fees and received a net $325,000. The note is due November 30, 2010 and bears interest at the rate of 10% per annum. The note is convertible at the lesser of $0.12 per share or 90% of the lowest volume weighted average price during the twenty days immediately preceding the conversion.  The note was issued with 40,000,000 warrants with a life of 5 years and an exercise price of $0.01. The Convertible debenture is guaranteed by the Company's subsidiaries Hackett’s and WiseBuys. The debt is secured by all of the company's assets. The Company has also entered into a registration rights agreement, whereby the Company is required to file a registration statement covering the resale of the convertible shares and warrant shares within 120 days of November 30, 2007 Failure to file the registration statement within 120 days will result in liquidated damages in the amount of 2% per month until the default is cured.

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

SEAWAY VALLEY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

The Company has a loss of $3,967,952 in 2007 and no taxable income in 2006.  The provision for 2006 represents deferred income taxes.  Deferred income taxes relate principally to the use of net operating loss carryforwards, the use for tax purposes of accelerated depreciation methods and the difference in the book and tax basis of certain accrued expense, intangible assets and derivatives.

SEAWAY VALLEY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

The provision for income taxes from continuing operations differs from taxes that would result from applying Federal statutory rates because of the following:

	Year ended December 31,
	2006		2007
	Amount	Percent	Amount	Percent

Taxes at Federal Statutory Rate	(329,320)	(34.0)%	364,029	34%
State Taxes Net of Federal Tax Benefit	(48,429)	(5.0)%	53,534	5.0
Utilization of NOL	-	-	-	-

Tax Credits	-	-	-	-
Valuation Allowance	2,148,703	221.8%	-	-
Other	-	-	(86,414)	(8.1)
	1,770,954	182.8%	331,149	30.9%

The provision for income taxes consists of the following:

	Year ended December 31,
	2007	2006

Currently payable	$-	$-
Deferred	1,770,954	331,149
	$1,770,954	$331,149

NOTE 13 – LICENSING AGREEMENTS

The Company has entered into licensing agreements with several companies to operate various departments in its stores for sale of specific merchandise lines, including clothing and shoes. These licenses are for varying terms, expiring in 2009 and 2010.  Calculation of the licensing fee is based upon a percentage of gross sales of these departments.  Licensing fee income for the years ended December 31, 2007 and 2006 was $105,736 and $0, respectivley.

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

Rent expense for the years ended December 31, 2007 and 2006 was $240,449 and $41,754, respectively.

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

SEAWAY VALLEY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

NOTE 17 - RESTATEMENT

The accompanying financial statements have been restated to more accurately reflect the acquisition of WiseBuys Stores Inc. based on a review performed by the SEC. Upon further review, the Company determined that the acquisition of WiseBuys Store Inc. was not a merger under common control as previously reported since the CEO did not hold a majority interest in the Company at the time of acquisition. Accordingly, the Company has removed the historical information of Wisebuys Stores Inc. and recognized the excess purchase price of the investment. A summary of the effect of this change is as follows:

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007
	As Restated	As Previously Reported	Change
ASSETS
Current assets:
Cash	$1,116,003	$1,116,003	$-
Accounts receivable	323,357	323,357	-
Inventories	6,194,051	6,194,051	-
Notes receivable	1,200,000	1,200,000	-
Marketable securities, available for sale	158,353	158,353	-
Prepaid expenses and other assets	48,990	48,990	-
Refundable income taxes	320,032	320,032	-
Deferred income taxes	-	-	-
Total current assets	9,360,786	9,360,786	-
Property and equipment, net (Note 3)	3,787,485	3,787,485	-
Other Assets:			-
Deferred financing fees	82,301	82,301	-
Other Assets	387,226	387,226	-
Excess purchase price	8,988,102	5,099,471	3,888,631
Security deposits (Note 11)	32,300	32,300	-
Total other assets	9,489,929	5,601,298	3,888,631
TOTAL ASSETS	$22,638,200	$18,749,569	$3,888,631

SEAWAY VALLEY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007
	As Restated	As Previously Reported	Change
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Line of credit	$925,000	$925,000	$-
Accounts payable	3,133,709	3,133,709	-
Accrued expenses	719,099	719,099	-
Current portion of long term debt	3,075,869	3,075,869	-
Convertible debentures	946,328	946,328	-
Derivative liability - convertible debentures (Note 8)	878,499	878,499	-
Total current liabilities	9,678,504	9,678,504	-
Long term debt, net of current	4,800,874	4,800,874	-
Convertible debentures payable, net - long term (Note 8)	1,177,669	1,177,669	-
Due to related parties	12,500	12,500	-
Total liabilities	15,669,547	15,669,547	-
Commitments and contingencies (Note 11)	-	-	-
STOCKHOLDERS' EQUITY
Series A voting preferred stock, $.0001 par value; 100,000
shares authorized; no shares issued and outstanding	-	-	-
Series B voting preferred stock, $.0001 par value; 100,000
shares authorized; 100,000 shares issued and outstanding	10	10	-
Series C voting preferred stock, $.0001 par value; 4,800,000
shares authorized; 1,458,236 shares issued and outstanding	146	146	-
Common stock, $0.0001 par value, 2,500,000,000 authorized;
891,391,917 shares issued and outstanding	89,139	89,139	-
Additional paid-in capital	11,887,287	10,384,807	1,502,480
Accumulated deficit	(5,007,929)	(7,394,080)	2,386,151
Total stockholders' deficiency	6,968,653	3,080,022	3,888,631
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$22,638,200	$18,749,569	$3,888,631

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	As Restated		As Previously Reported		Change
	2007	2006	2007	2006	2007	2006

Revenue	$4,197,633	$-	$7,561,222	$6,229,002	$(3,363,589)	$(6,229,002)
Cost of revenue	2,529,195	-	4,283,896	4,199,365	(1,754,701)	4,199,365)
Gross profit	1,668,438	-	3,277,326	2,029,637	(1,608,888)	(2,029,637)
Investment gains (losses)	1,219,408	-	527,081	1,992,359	692,327	(1,992,359)
Operating expenses:
Selling, general and administrative expenses	3,991,717	-	6,792,863	3,200,505	(2,801,146)	(3,200,505)
Total operating expenses	3,991,717	-	6,792,863	3,200,505	(2,801,146)	(3,200,505)
Operating income (loss)	(1,103,871)	-	(2,988,456)	821,491	1,884,585	(821,491)
Other income (expense):
Forgiveness of the registration rights penalty	-	480,290	-	480,290	-	-
Unrealized gain on derivative instruments	1,270,146	590,384	1,270,146	590,384	-	-
Interest expense	(1,172,112)	-	(1,284,913)	(267,318)	112,801	267,318
Interest income	11,716	-	24,346	25,503	(12,630)	(25,503)
Other income	25,533	-	45,375	58,440	(19,842)	(58,440)
Total other income (expense)	135,283	1,070,674	54,954	887,299	80,239	183,375
Income (loss) from continuing operations	(968,588)	1,070,674	(2,933,502)	1,708,790	1,964,914	(638,116)
Discontinued operations
Gain on disposal of discontinued operations	1,363,334	-	1,363,334	-	-	-
Loss from discontinued operations	(2,591,744)	(517,950)	(2,591,744)	(517,950)	-	-
Total discontinued operations	(1,228,410)	(517,950)	(1,228,410)	(517,950)	-	-
Income (loss) before provision for income taxes	(2,196,998)	552,724	(4,161,912)	1,190,840	1,964,914	(638,116)
Provision for (benefit from) income taxes	1,770,454	331,149	886,123	445,019	884,831	(113,870)
Net income (loss)	$(3,967,952)	$221,575	$(5,048,035)	$745,821	$1,080,083	$(524,246)

Income (loss) per share from continuing operations – basic	$(0.00)	$0.07	$(0.01)	$0.13	$-	$(0.13)
Income (loss) per share from discontinued operations – basic	(0.01)	(0.05)	-	(0.05)	-	0.08
Income (loss) per share – basic	$(0.01)	$0.02	$(0.01)	$0.08	$-	$(0.05)
Weighted average shares of common stock outstanding – basic	474,237,553	9,715,006	474,237,553	9,715,006	474,237,553	9,715,006

Income (loss) per share from continuing operations – diluted	$(0.00)	$0.07	$(0.01)	$0.13	$-	$(0.13)
Income (loss) per share from discontinued operations – diluted	(0.01)	(0.05)	-	(0.05)	-	0.08
Income (loss) per share – diluted	$(0.01)	$0.02	$(0.01)	$0.08	$-	$(0.05)
Weighted average shares of common stock outstanding – diluted	474,237,553	9,715,006	474,237,553	9,715,006	474,237,553	9,715,006

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	As Restated		As Previously Reported		Change
	2007	2006	2007	2006	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations
Net income (loss) from continuing operations	$(2,739,542)	$739,525	$(799,225)	$1,594,920	$(1,940,317)	$(855,395)

Adjustments to reconcile net income (loss)
to net cash provided by continuing operating activities:
Depreciation and amortization	71,799	-	161,202	124,898	(89,403)	(124,898)
Forgiveness of the registration rights penalty	-	(480,290)	-	(480,290)	-	-
Gain on sale of marketable securities	(1,219,408))	-	(527,081)	(1,992,359)	(692,321)	1,992,359
Unrealized gain on derivative instruments	(1,317,384)	(590,384)	3,945,953)	(590,384)	2,628,569	-
Amortization of deferred financing fees	4,699	-	3,866	-	833	-
Stock based compensation	2,298,904	-	2,298,904	-	-	-
Amortization of debt discount	823,363	-	983,537	101,028	(160,174)	(101,028)
Proceeds from sale of trading securities, net	1,516,414	-	1,833,073	2,531,069	(316,659)	(2,531,069)
Accrued interest	24,458	-	-	-	24,458	-
Non cash investment	142,400	-	-	-	142,400	-
Provision for deferred income taxes	1,770,954	331,149	-	-	1,770,954	331,149
Change in assets and liabilities:
Accounts receivable	(130,473)	-	(127,255)	(19,331)	(3,218)	19,331
Inventories	1,016,698	-	1,509,896	573,320	(493,198)	(573,320)
Prepaid expenses and other assets	22,862	-	90,563	68,930	(67,701)	(68,930)
Refundable income taxes	-	-	(28,134)	(90,369)	28,134	90,369
Related party	(510,532)	-	-	-	(510,532)	-
Deferred income taxes	-	-	(114,779)	203,217	114,779	(203,217)
Other assets	-	-	(331,959)	26,505	331,959	(26,505)
Security deposits	-	-	7,548	(7,548)	(7,548)	7,548
Accounts payable	(870,879)	-	(13,971)	300,510	(856,908)	(300,510)
Accrued expenses	314,981	-	1,942,917	(972,169)	(1,627,936)	972,169
Cash Provided by Continuing Operating Activities	1,219,314	-	2,943,149	1,371,947	(1,723,835)	(1,371,947)
Discontinued Operations
Net loss from discontinued operations	(1,228,410)	(517,950)	(2,591,744)	(517,950)	1,363,334	-
Adjustments to reconcile net loss to net cash
provided by continuing operating activities:
Depreciation and amortization	19,908	36,063	19,908	-	-	36,063
Unrealized (gain) loss on derivative instruments	1,859,921	(210,836)	2,675,807	-	(815,886)	(210,836)
Amortization of deferred financing fees and debt discount	1,649,937	101,028	833	-	1,649,104	101,028
Provision for deferred income taxes	(785,426)	(331,149)	(1,657,066)	(331,149)	871,640	-
Gain from discontinued operations	(2,234,974)	-	-	-	(2,234,974)	-
Gain on sale of investments	(76,487)	-	-	-	(76,487)	-
Change in assets and liabilities:
Security deposits	-	(7,548)	-	-	-	-
Accounts payable	-	287,432	30,508	-	(30,508)	287,432
Accrued expenses	-	(113,695)	(20,526)	-	20,526	(113,695)
Cash Provided by (Used in )Discontinued Operating Activities	(795,531)	(756,655)	(1,542,280)	(849,099)	746,749	92,444

Cash Provided by (Used in) Operating Activities	423,783	(756,655)	1,400,869	522,848	(977,086)	(1,279,503)

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	As Restated		As Previously Reported		Change
	2007	2006	2007	2006	2007	2006

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	(1,240,386)	-	(1,500,000)	-	259,614	-
Purchase of property and equipment	(184,417)	-	(184,417)	(87,334)	-	87,334
Purchase of property and equipment - discontinued	-	(156,977)	-	-	-	(156,977)
Proceeds from investments - discontinued	326,917	-	-	-	326,917	-
Acquisition of technology license - discontinued	-	(50,000)	-	-	-	(50,000)
Issuance of note receivable	100,000)	-	(1,200,000)	-	1,100,000	-
Cash Used in Investing Activities	(1,197,886)	(206,977)	(2,884,417)	(87,334)	1,686,531	(119,643)

CASH FLOW FROM FINANCING ACTIVITIES:
Deferred financing fees	(87,000)	-	(87,000)	-	-	-
Deferred financing fees - discontinued	-	-	(105,000)	-	105,000	-
Repayments to related parties - discontinued	-	963,820	(445,650)	-	445,650	963,820
Discounts paid	(175,000)	-	-	-	(175,000)	-
Repayments of long term debt	(573,082)	-	-	-	(573,082)	-
Proceeds from convertible debentures	2,742,500	-	2,417,500	402,000	325,000	(402,000)
Payments on convertible debentures	(17,500)	-	(131,794)	(212,429)	114,294	212,429
Cash Provided by Financing Activities	1,889,918	963,820	1,648,056	189,571	241,862	774,249

Net Increase in Cash	1,115,815	188	164,508	625,085	951,307	(624,897)
Cash at Beginning of Year	188	-	951,495	326,222	(951,307)	(326,222)
Cash at End of Year	$1,116,003	$188	$1,116,003	$951,307	$-	$(951,119)

Cash paid during the year for:
Interest	$-	$171,094	$195,593	$287,449	$(195,593)	$(116,355)
Income taxes	$-	$-	$-	$86,145	$-	$(86,145)

NOTE 18 - SUBSEQUENT EVENTS (UNAUDITED)

On April 1, 2008, the Sellers of Hackett’s and the Company amended the first three Promissory notes with the aggregate amount of $2,000,000 to the following schedule:

•	Promissory notes in the aggregate amount of $600,000 due December 30, 2008;
•	Promissory notes in the aggregate amount of $800,000 due December 30, 2009; and
•	Promissory notes in the aggregate amount of $600,000 due December 30, 2010.

On May 15, 2008 the Company issued a $50,000 convertible debenture to an individual for financing provided.  The debenture, due May 14, 2013, is convertible into common stock equal to the lesser of: (a) $0.004 per share; (b) the amount of this note to be converted divided by 75% of the closing market price of the Maker’s common stock for the day prior to the date of the exercise of such conversion right; or (c) the lowest per share price of any common stock issued by Maker any time subsequent from the May 15, 2008.

On June 1, 2008 Seaway Valley Capital Corporation completed its acquisition of all of the assets of North Country Hospitality, Inc. (“NCHI”) by merging Harbor Acquisitions, LLC, a wholly-owned subsidiary of NCHI, into a wholly-owned subsidiary of Seaway Valley Capital Corporation.  The new subsidiary, which will operate under the tradename “North Country Hospitality,” is a holding company with several subsidiaries involved in the operation of hotels, restaurants and other businesses in northern New York State.  The acquisition was completed under the terms of an Amended and Restated Merger Agreement, which modified the Merger Agreement described in the Current Report dated April 17, 2008.

In exchange for the assets of NCHI, Seaway Valley Capital Corporation issued to NCHI 1,050,000 shares of a newly designated Series D Preferred Stock issued by Seaway Valley Capital Corporation.  Each Series D Preferred share has a liquidation preference of $5.00 (i.e. $5,250,000 in total).  The holder of Series D Preferred shares will be entitled to convert them into Seaway Valley Capital Corporation common stock.  The number of common shares to be issued on conversion of a share of Series D Preferred Stock will equal the $5.00 liquidation preference divided by 85% of the average closing bid price for the common stock for the five days preceding conversion.

North Country’s (www.northcountryhospitality.com) primary businesses include:

•
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

•
Sackets Harbor Brew Pub is an operating “Brew Pub" that produces its own specialty beer on site while also offering fine dining.  The Brew Pub offers six of its own brews on tap including each of its regionally sold beers such as 1812 Ale, Railroad Red, and Thousand Island Pale Ale as well as ever changing seasonal offerings.

•
Goodfello’s Brick Oven Pizza and Wine Bar is featured in charming interior of brick and wood and specializes in excellent-yet-affordable Italian food. The focal point of the restaurant is its large brick oven for cooking pizza, appetizers and special pasta entrees along a comfortable bar that offers a wide variety of wine and beer including Sackets Harbor Brewing Company selections.

•
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

•
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

•
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

•	Various Real Estate Assets are under development for future restaurants or retail outlets.

As part of the North Country Hospitality, Inc. transaction, Christopher Swartz will be named Chief Operating Officer and elected to the Board of Directors of the Company.

On June 1, 2008 the Company closed on its acquisition of Harbor Acquisitions, LLC, the entity containing substantially all of the businesses and assets of North Country Hospitality, Inc. through the acquisition of Harbor Acquisitions, LLC.  Harbor Acquisitions, LLC was renamed North Country Hospitality, Inc. and is a wholly owned subsidiary of the Company.  The former North Country Hospitality, Inc. was renamed North Country Capital Corporation (“NCCC”) and is owned and operates its business independently from the Company.

On June 1, 2008 and as part of the North Country Hospitality, Inc. transaction, the Company agreed to assume and amend approximately $205,668 of North Country’s vendor payables owed to a vendor.  The amended security modified the debts so that the Creditor, at its option, is entitled to converts its debt into common stock with a conversion rate equal to sixty-five percent (65%) of the average of the closing prices.

Between June 20, 2008 and July 31, 2008, Golden Gate repaid approximately $175,000 of its $1.1 million original face value Secured Promissory Note owed to the Company.

On July 11, 2008 the Company issued a $100,000 convertible debenture to two individuals for financing provided.  The debenture, due July 10, 2013, is convertible into common stock equal to the lesser of: (a) $0.0008 per share; (b) the amount of this note to be converted divided by 75% of the closing market price of the Maker’s common stock for the day prior to the date of the exercise of such conversion right; or (c) the lowest per share price of any common stock issued by Maker any time subsequent from the July 11, 2008.

On July 25, 2008, the Company filed a Preliminary 14C Information Statement notifying shareholders that the holders of shares representing a majority of the voting power of the Company had given written consent to a resolution adopted by the Board of Directors of SVCC to amend the Certificate of Incorporation so as to: (1) effect a reverse split of the company’s common stock in a ratio of one-for-five; and (2) increase the authorized common stock to 10 billion shares.  It is anticipated that the Information Statement will be mailed in August or September 2008 to shareholders of record with a subsequent effective date for the amendment of the Certificate of Incorporation filing with the Delaware Secretary of State.

On August 1, 2008 the Company sold to NCCC certain of the assets the Company acquired on June 1, 2008.  Specifically, NCCC acquired all of the recently purchased Jreck restaurants, the Battlefield Driving Range, and certain real property associated with these operations for the assumption of approximately $2.1 million in associated debt.

Subsequent to the original issuance of the financial statements for the year ended December 31, 2007, holders of certain convertible debentures converted debt and accrued interest amounts totaling $938,337 into 994,157,224 shares of common stock.

Subsequent to the original issuance of the financial statements for the year ended December 31, 2007, holders of Preferred Series C converted shares totaling 9,000 into 51,696,072 shares of common stock.

Subsequent to the original issuance of the financial statements for the year ended December 31, 2007, the Company issued shares totaling 139,500,000 valued at $494,500 for services.

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

(B)  CHANGES IN INTERNAL CONTROLS

There were no significant changes, including any corrective actions with regard to significant deficiencies and material weaknesses, in our internal controls or in other factors that occurred during the 4 th quarter of 2007 and could significantly affect internal controls over financial reporting.

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

b.
Outsourcing of portions of the accounting operations of our company .  Because there are few employees in our administration, we outsource most of the accounting functions of our Company to an independent accounting firm.  The employees of this accounting firm are managed by supervisors within the accounting firm, and are not answerable to the Company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the accounting firm.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS , PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name Age Position

Thomas W. Scozzafava 39 Chairman, Chief Executive Officer. Director since 2007.

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

Name and Principal Position		Annual Compensation			Long-term Compensation
	Year	Salary	Bonus	Other	Shares Granted	All Other Compensation
Thomas W. Scozzafava	2007	$ 260,417	$ --	$--	20,000,000	$ --
Chariman and Chief Executive Officer

OPTION GRANTS IN LAST FISCAL YEAR TO NAMED EXECUTIVE OFFICERS .

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

23        Consent of Dannible & McKee, LLP

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

SEAWAY VALLEY CAPITAL CORPORATION
By: /S/ THOMAS SCOZZAFAVA THOMAS SCOZZAFAVA Chairman & Chief Executive Officer Chief Financial Officer Date: April 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2008.

/s/ Thomas Scozzafava
Thomas Scozzafava
Director, Chief Executive Officer
Chief Financial Officer