Form 10-Q/A
period 2008-03-31
SEAWAY VALLEY CAPITAL CORP
filed 2008-08-13
CIK 884380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  Accelerated filer __   Non-accelerated filer  Small reporting company_X_

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

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007

ASSETS	March 31, 2008	December 31, 2007
Current assets:
Cash	$988,165	$1,116,003
Accounts receivable	212,583	323,357
Inventories	5,540,752	6,194,051
Notes receivable	2,200,000	1,200,000
Marketable securities, trading	210,787	158,353
Prepaid expenses and other assets	56,765	48,990
Refundable income taxes	226,026	320,032
Total current assets	9,435,078	9,360,786
Property and equipment, net	3,721,462	3,787,485
Other Assets:
Deferred financing fees	556,805	82,301
Other Assets	399,237	387,226
Excess purchase price	8,988,102	8,988,102
Security deposits	32,300	32,300
Total other assets	9,976,444	9,489,929
TOTAL ASSETS	23,132,984	22,638,200

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Line of credit	2,442,169	925,000
Accounts payable	1,675,955	3,133,707
Accrued expenses	830,424	719,099
Current portion of long term debt	3,166,303	3,075,869
Convertible debentures	1,529,622	946,328
Derivative liability - convertible debentures	3,291,906	878,499
Total current liabilities	12,936,379	9,678,502
Long term debt, net of current	3,141,429	4,800,874
Convertible debentures payable, net - long term	2,117,887	1,177,669
Due to related parties	12,500	12,500
Total liabilities	18,208,195	15,669,545
Commitments and contingencies	-	-
STOCKHOLDERS' EQUITY
Series A voting preferred stock, $.0001 par value; 100,000
shares authorized; no shares issued and outstanding	-	-
Series B voting preferred stock, $.0001 par value; 100,000
shares authorized; 81,250 shares issued and outstanding	10	10
Series C voting preferred stock, $.0001 par value; 4,800,000
shares authorized; 1,458,236 shares issued and outstanding	146	146
Common stock, $0.0001 par value, 2,500,000,000 authorized;
891,391,917 shares issued and outstanding	103,062	89,139
Additional paid-in capital	12,759,859	11,887,290
Accumulated deficit	(7,938,285)	(5,007,929)
Total stockholders' equity	4,924,789	6,968,653
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$23,132,984	$22,638,200

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

Revenue	$3,136,212	$-
Cost of revenue	2,397,841	-

Gross profit	738,371	-

Gain on sale of securities, net	52,932	-

Operating expenses:
Selling, general and administrative expenses	2,282,462	1,810,654
Total operating expenses	2,282,462	1,810,654

Operating loss	(1,491,159)	(1,810,654)

Other income (expense):
Unrealized gain (loss) on derivative instruments	(932,069)	(983,455)
Interest expense	(497,919)	-
Interest income	37,392	-
Other income (expense)	(46,601)	-
Total other income (expense)	(1,439,197)	(983,455)

Loss from continuing operations	(2,930,356)	(2,794,109)

Discontinued operations
Loss on disposal of discontinued operations	-	(95,956)
Loss from discontinued operations	-	(1,932,194)
Total discontinued operations	-	(2,028,150)

Loss before provision for income taxes	(2,930,356)	(4,822,259)

Provision for (benefit from) income taxes	-	-

Net loss	$(2,930,356)	$(4,822,259)

Basic and diluted loss per share-continuing	$0.00	$(0.04)
Basic and diluted loss per share-discontinued	0.00	(0.02)
Basic and diluted loss per share	$0.00	$(0.06)

Weighted average of shares of common stock
outstanding, basic	951,098,332	75,211,131

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations
Net loss from continuing operations	$(2,930,356)	$(2,794,109)
Adjustments to reconcile net loss to net cash used in
continuing operating activities:
Depreciation and amortization	108,902	-
Gain on marketable securities	(52,434)	-
Unrealized loss on derivatives	932,069	983,455
Amortization of deferred financing fees	35,496	-
Stock based compensation	-	1,810,654
Amortization of debt discount	236,008	-
Change in assets and liabilities:
Accounts receivable	110,774	-
Inventory	653,299	-
Prepaid expenses and other assets	86,231	-
Deferred income taxes	-	-
Other assets	-	-
Security deposits	(12,011)	-
Accounts payable	(1,457,754)	-
Accrued expenses	102,790	-
Cash Used in Continuing Operating Activities	(2,186,986)	-
Discontinued operations
Net loss from discontinued operations	-	(2,028,130)
Adjustments to reconcile net loss to net cash
provided by discontinued operating activities
Depreciation and amortization	-	19,430
Loss from discontinued operations	-	-
Unrealized loss on derivative instruments	-	1,406,250
Amortization of debt discount	-	130,710
Change in assets and liabilities
Accrued liabilities	-	42,452
Cash Used in Discontinued Operating Activities	-	(429,288)

Cash Used in Operating Activities	(2,186,986)	(429,288)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	-	-
Purchase of property and equipment	(42,879)	-
Cash used in investing activities	(42,879)	-
The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing fees	(260,000)	-
Borrowings on line of credit	2,392,169	-
Repayments to related parties - discontinued	-	(512,013)
Proceeds from issuance of preferred stock - subsidiary	-	-
Proceeds from convertible debentures	175,000	-
Proceeds from convertible debentures - discontinued	-	1,000,000
Repayment of long term debt	(205,142)	-
Cash provided by used in financing activities	2,102,027	487,987

Net Decrease in Cash	(127,838)	58,699
Cash at Beginning of Period	1,116,003	188
Cash at End of Period	$988,165	$58,887

Cash paid during the period for:

Interest	$226,415	$-

Income taxes	$-	$-

SUPPLEMENTAL STATEMENT OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of Technology License	$-	$211,328

Assets acquired by issuance of equity	$-	$33,825

Conversion of convertible debt and accrued interest into common stock	$158,322	$66,610

Warrants issued with debt	$728,170	$712,125

Convertible debentures issued in exchange for notes payable	$2,299,662	$-

Discount issued upon issuance of derivative	$2,049,957	$-

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 2007.

NOTE 2- GOING CONCERN

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2008, the Company has generated revenues of $3.1 million but has incurred a net loss of approximately $2.9 million. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 -SEGMENT INFORMATION

The Company has two reportable segments in 2008: retail sales and investment portfolio management.

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

NOTE 7 - CONVERTIBLE DEBENTURES

Following is a summary of convertible debentures as of March 31, 2008:

Convertible Debentures due on March 23, 2009, provides for interest in the amount of 10% per annum and are convertible at the lesser of (a) $0.015 or (b) 85% of the lowest closing bid price of Seaway common stock during the 10 trading days immediately preceding the conversion date.	$150,000

Convertible debentures due on December 12, 2010 provide for interest at 7% per annum and are convertible at the lesser of (a) $0.10 per share or (b) 85% of the average 3 lowest Volume Weighted Average Prices ("VWAP") during the 20 trading days prior to the holder's election to convert. If the holder elects to convert a portion of the debenture and the VWAP is below $0.005, the Company shall have the right to prepay that portion of the debenture that the holder elected to convert, plus any accrued interest at 150% of such amount.	1,500,000

Convertible debenture due on September 18, 2012 provide for interest at 8% per annum and is convertible at the lesser of (a) $0.024 per share or (b) 90% of the closing market price for the day prior to the date of the holder's election to convert.	470,000

Convertible debentures due on demand provide for interest at 12% per annum and are convertible at the lesser of (a) $0.02 per share or (b) 90% of the closing market price for the day prior to the date of the holders' election to convert.	944,775

Convertible debenture due on December 10, 2011 provide for interest at 12% per annum and is convertible at the lesser of (a) $0.01 per share or (b) 75% of the closing market price for the day prior to the date of the holder's election to convert.	1,525,000

Convertible debentures due on November 30, 2010 provide for interest at 10% per annum and are convertible at the lesser of (a) $0.011 per share or (b) 75% of the lowest Volume Weighted Average Prices ("VWAP") during the 5 trading days immediately preceding the holder's election to convert.	550,000

Convertible debenture due on March 2, 2010 provide for interest at 12% per annum and is convertible at the lesser of (a) $0.01 per share or (b) 75% of the average lowest Volume Weighted Average Price ("VWAP") during the 5 trading days prior to the holder's election to convert.	50,589

Convertible debenture due on February 28, 2010 provide for interest at 12% per annum and are convertible at the lesser of (a) $0.01 per share or (b) 75% of the lowest Volume Weighted Average Prices ("VWAP") during the 5 trading days immediately preceding the holder's election to convert.	2,249,073
7,439,437
Less note discounts	(3,791,928)
Total convertible debentures, net of discounts	$3,647,509

Convertible debentures, current portion	$3,343,848
Less note discounts	(1,814,226)
Total current portion of convertible debentures	1,529,622

Convertible debentures, net of current portion	4,095,589
Less note discounts	(1,977,702)
Total convertible debentures, net of current maturities	2,117,887

Total convertible debentures, net of discounts	$3,647,509

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

During the year ended December 31, 2007, holders of the aforementioned securities converted amounts totaling $158,322 into 139,231,091 shares of common stock.

NOTE 8 – FAIR VALUE MEASUREMENTS

At March 31, 2008 the fair value measurements used to determine the fair value of derivative liabilities and trading securities are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative Liabilities	$-	$2,751,249	$-
Trading Securities	$210,787	$-	$-

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

North Country’s (primary businesses include:

➢
Sackets Harbor Brewing Company develops, produces, and markets micro brewed beers such as the award winning “1812 Amber Ale” and “Railroad Red Ale” as well as “Thousand Island Pale Ale”, “1812 Amber Ale Light” and “Harbor Wheat” specialty beers.  Its “1812 Amber Ale” is the company’s flagship brand and was the winner of a Silver Award at the 1998 World Beer Championship and has been aggressively marketed to command a significant retail presence in the regional market place.  Management estimates 1812 Ale has an approximate 15% category market share within its primary distribution area and distributes keg and bottled beer to over 300 locations in northern New York.   The company has also developed complementary products such Sackets Harbor Coffee and Sackets Harbor Brewing Co. Root Beer.

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

As part of the North Country Hospitality, Inc. transaction, Christopher Swartz was named Chief Operating Officer of and elected to the Board of Directors of the Company.

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

On June 1, 2008 and as part of the North Country Hospitality, Inc. transaction, the Company agreed to assume and amend approximately $205,668 of North Country’s vendor payables owed to Renzi Bros., Inc.  The amended security modified the debts so that the Creditor, at its option, is entitled to converts its debt into common stock with a conversion rate equal to sixty-five percent (65%) of the average of the closing prices.

Between June 20th and July 31, 2008, Golden Gate repaid approximately $175,000 of its $1.1 million original face value Secured Promissory Note owed to the Company.

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

Subsequent to the three months ended March 31, 2008, holders of certain convertible debentures converted amounts totaling $968,337 into 983,189,169 shares of common stock.

Subsequent to the three months ended March 31, 2008 the Company issued shares totaling 139,500,000 valued at $494,500 for services.

Subsequent to the original issuance of the financial statements for the three months ended March 31, 2008, holders of Preferred Series C converted shares totaling 9,000 into 51,696,072 shares of common stock.

NOTE 10 - RESTATEMENT

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

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007

	As Restated		As Previously Reported		Change
ASSETS	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Current assets:
Cash	$988,165	$1,116,003	$988,165	$1,116,003	$-	-
Accounts receivable	212,583	323,357	212,583	323,357	-	-
Inventories	5,540,752	6,194,051	5,540,752	6,194,051	-	-
Notes receivable	2,200,000	1,200,000	2,200,000	1,200,000	-	-
Marketable securities, available for sale	210,787	158,353	210,787	158,353	-	-
Prepaid expenses and other assets	56,765	48,990	56,765	48,990	-	-
Refundable income taxes	226,026	320,032	226,026	320,032	-	-
Total current assets	9,435,078	9,360,786	9,435,078	9,360,786	-	-
Property and equipment, net	3,721,462	3,787,485	3,721,462	3,787,485	-	-
Other Assets:
Deferred financing fees	556,805	82,301	556,805	82,301	-	-
Other Assets	399,237	387,226	399,237	387,226	-	-
Excess purchase price	8,988,102	8,988,102	5,099,471	5,099,471	3,888,631	3,888,631
Security deposits	32,300	32,300	32,300	32,300	-	-
Total other assets	9,976,444	9,489,929	6,087,813	5,601,298	3,888,631	3,888,631
TOTAL ASSETS	23,132,984	22,638,200	19,244,353	18,749,569	3,888,631	3,888,631

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007

	As Restated		As Previously Reported		Change
LIABILITIES AND STOCKHOLDER'S EQUITY	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007

Current liabilities:
Line of credit	$2,442,169	$925,000	$2,442,169	$925,000	$-	$-
Accounts payable	1,675,955	3,133,709	1,675,955	3,133,709	-	-
Accrued expenses	830,424	719,099	830,424	719,099	-	-
Current portion of long term debt	3,166,303	3,075,869	3,166,303	3,075,869	-	-
Convertible debentures	1,529,622	946,328	1,529,622	946,328	-	-
Derivative liability - convertible debentures	3,291,906	878,499	3,291,906	878,499	-	-
Total current liabilities	12,936,379	9,678,504	12,936,379	9,678,504	-	-
Long term debt, net of current	3,141,429	4,800,874	3,141,429	4,800,874	-	-
Convertible debentures payable, net - long term	2,117,887	1,177,669	2,117,887	1,177,669	-	-
Due to related parties	12,500	12,500	12,500	12,500	-	-
Total liabilities	18,208,195	15,669,547	18,208,195	15,669,547	-	-
Commitments and contingencies	-	-	-	-	-	-
STOCKHOLDERS' EQUITY
Series A voting preferred stock, $.0001 par value; 100,000
shares authorized; no shares issued and outstanding	-	-	-	-	-	-
Series B voting preferred stock, $.0001 par value; 100,000
shares authorized; 81,250 shares issued and outstanding	10	10	10	10	-	-
Series C voting preferred stock, $.0001 par value; 4,800,000
shares authorized; 1,458,236 shares issued and outstanding	146	146	146	146	-	-
Common stock, $0.0001 par value, 2,500,000,000 authorized;
891,391,917 shares issued and outstanding	103,062	89,139	103,062	89,139	-	-
Additional paid-in capital	12,759,856	11,887,287	11,257,376	10,384,807	1,502,480	1,502,480
Accumulated deficit	(7,938,285)	(5,007,929)	(10,324,436)	(7,394,080)	2,386,151	2,386,151
Total stockholders' deficiency	4,924,789	6,968,653	1,036,158	3,080,022	3,888,631	3,888,631
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$23,132,984	$22,638,200	19,244,353	$18,749,569	3,888,631	3,888,631

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	As Restated		As Previously Reported		Change
	2008	2007	2008	2007	2008	2007

Revenue	$3,136,212	$-	$3,136,212	$994,736	$-	$(994,736)
Cost of revenue	2,397,841	-	2,397,841	620,744	-	(620,744)

Gross profit	738,371	-	738,371	373,992	-	(373,992)

Gain on sale of securities	52,932	-	52,932	449,661	-	(449,661)

Operating expenses:
Selling, general and administrative expenses	2,282,462	1,810,654	2,282,462	2,783,479	-	(972,825)
Total operating expenses	2,282,462	1,810,654	2,282,462	2,783,479	-	(972,825)

Operating loss	(1,491,159)	(1,810,654)	(1,491,159)	(1,959,826)	-	149,172

Other income (expense):
Unrealized gain on derivative instruments	(932,069)	(983,455)	(932,069)	(983,455)	-	-
Interest expense	(497,919)	-	(497,919)	(24,143)	-	24,143
Interest income	37,392	-	37,392	5,953	-	(5,953)
Other income (expense)	(46,601)	-	(46,601)	3,578	-	(3,578)
Total other income (expense)	(1,439,197)	(983,455)	(1,439,197)	(998,067)	-	14,612

Loss from continuing operations	(2,930,356)	(2,794,109)	(2,930,356)	(2,957,893)	-	163,784

Discontinued operations
Loss on disposal of discontinued operations	-	(95,956)	-	(95,956)	-	-
Loss from discontinued operations	-	(1,932,194)	-	(1,932,194)	-	-
Total discontinued operations	-	(2,028,150)	-	(2,028,150)	-	-

Loss before provision for income taxes	(2,930,356)	(4,822,259)	(2,930,356)	(4,986,043)	-	163,784

Provision for (benefit from) income taxes	-	-	-	192,571	-	(192,571)
Net loss	$(2,930,356)	$(4,822,259)	$(2,930,356)	$(5,178,614)	$-	$356,355

Basic and diluted income per share-continuing	$0.00	$(0.04)	$0.00	$(0.04)	$0.00	$0.00
Basic and diluted income per share-discontinued	0.00	(0.02)	0.00	(0.02)	0.00	0.00
Basic and diluted income per share	$0.00	$(0.06)	$0.00	$(0.07)	$0.00	$0.00

Weighted average of shares of common stock outstanding, basic	951,098,332	75,211,131	951,098,332	75,211,131	-	-

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	As Restated		As Previously Reported		Change
	2008	2007	2008	2007	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations
Net income loss from continuing operations	$(2,930,356)	$(2,794,109)	$(2,930,356)	$(3,150,484)	$-	$356,375
Adjustments to reconcile net loss to net cash provided
by continuing operating activities:
Depreciation and amortization	108,902	-	108,902	29,504	-	(29,504)
Gain on marketable securities	(52,434)	-	(52,434)	(449,661)	-	449,661
Unrealized gain on derivatives	932,069	983,455	932,069	983,455	-	-
Amortization of deferred financing fees	35,496	-	35,496	-	-	-
Stock based compensation	-	1,810,654	-	1,810,654	-	-
Amortization of debt discount	236,008	-	236,008	90,498	-	(90,498)
Change in assets and liabilities:
Accounts receivable	110,774	-	110,774	(7,799)	-	7,799
Inventory	653,299	-	653,299	235,380	-	(235,380)
Prepaid expenses and other assets	86,231	-	86,231	(4,578)	-	4,578
Deferred income taxes	-	-	-	193,593	-	(193,593)
Other assets	-	-	-	4,336	-	(4,336)
Security deposits	(12,011)	-	(12,011)	-	-	-
Accounts payable	(1,457,754)	-	(1,457,754)	13,953	-	(13,953)
Accrued expenses	102,790	-	102,790	(26,306)	-	26,306
Cash Provided by (Used in) Continuing Operating Activities	(2,186,986)	-	(2,186,986)	(277,455)	-	277,455
Discontinued operations
Net loss from discontinued operations	-	(2,028,130)	-	(2,028,130)	-	-
Adjustments to reconcile net loss to net cash
provided by discontinued operating activities
Depreciation and amortization	-	19,430	-	19,430	-	-
Loss from discontinued operations	-	-	-	-	-	-
Unrealized loss on derivative instruments	-	1,406,250	-	1,406,250	-	-
Amortization of debt discount	-	130,710	-	130,710	-	-
Change in assets and liabilities
Accrued liabilities	-	42,452	-	42,452	-	-
Cash Used in Discontinued Operating Activities	-	(429,288)	-	(429,288)	-	-

Cash Provided by (Used in) Operating Activities	(2,186,986)	(429,288)	(2,186,986)	(706,743)	-	277,455

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	As Restated		As Previously Reported		Change
	2008	2007	2008	2007	2008	2007
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	-	-	-	(841,245)	-	841,245
Purchase of property and equipment	(42,879)	-	(42,879)	-	-	-
Cash used in investing activities	(42,879)	-	(42,879)	(841,245)	-	841,245

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing fees	(260,000)	-	(260,000)	-	-	-
Borrowings on line of credit	2,392,169	-	2,392,169	-	-	-
Repayments to related parties - discontinued	-	(512,013)	-	(661,190)	-	149,177
Proceeds from issuance of preferred stock - subsidiary	-	-	-	321,175	-	(321,175)
Proceeds from convertible debentures	175,000	-	175,000	520,071	-	(520,071)
Proceeds from convertible debentures - discontinued	-	1,000,000	-	1,000,000	-	-
Repayment of long term debt	(205,142)	-	(205,142)	(56,439)	-	56,439
Cash provided by (used in) financing activities	2,102,027	487,987	2,102,027	1,123,617	-	(635,630)

Net Increase in Cash	(127,838)	58,699	(127,838)	(424,371)	-	483,070
Cash at Beginning of Period	1,116,003	188	1,116,003	951,307	-	(951,119)
Cash at End of Period	$988,165	$58,887	$988,165	$526,936	$-	$(468,049)

Cash paid during the year for:

Interest	$226,415	$-	$226,415	$-	$-	$-

Income taxes	$-	$-	$-	$-	$-	$-

SUPPLEMENTAL STATEMENT OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of Technology License	$-	$211,328	$-	$211,328	$-	$-

Assets acquired by issuance of equity	$-	$33,825	$-	$33,825	$-	$-

Conversion of convertible debt and accrued interest into common stock	$158,322	$66,610	$158,322	$66,610	$-	$-

Warrants issued with debt	$728,170	$712,125	$728,170	$712,125	$-	$-

Convertible debentures issued in exchange for notes payable	$2,299,662	$-	$2,299,662	$-	$-	$-

Discount recorded upon issuance of derivative	$1,097,109	$-	$1,097,109	$-	$-	$-

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

Result of Operations

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

The Company’s net sales increased to $3,136,212 for fiscal period ended March 31, 2008 from $0 for fiscal period ended March 31, 2007, an increase of $3,136,212.  The increase in sales was the result of the acquisition of WiseBuys and Hackett’s, which took place on October 23, 2007 and November 7, 2007, respectively.

The Company’s cost of goods sold also increased from $0 for the first three months of 2007 to $2,397,841 during the same period in 2008. This led to a $738,371 increase in our gross margin to $738,371 for fiscal period ended March 31, 2008 from $0 for fiscal period ended March 31, 2007.

Net realized and unrealized gain on the sale of securities was $52,932 during the period ended March 31, 2008 versus $0 for the same period ended March 31, 2007, an increase of $52,932.

Our general and administrative expenses during the three months ended March 31, 2008 were $2,282,462 versus $1,810,654 for the same period in 2007. The increase to $471,808 was driven by the acquisitions of the Company’s operating subsidiaries, WiseBuys and Hackett’s.

Seaway Valley Capital Corporation had an operating loss of $1,491,159 for the first three months of fiscal 2008 versus a loss of $1,810,654 for the same period ended March 31, 2007.

We incurred a loss from continuing operations of $2, 930,356 for the first three months in fiscal 2008, compared to a loss of $2,794,109 for the same period in 2007.  The primary drivers of the 2008 loss were the increases in SG&A expenses, the expenses associated with the conversion of WiseBuys stores to Hackett’s stores, and the loss of potential revenues while these stores are being converted.  Management feels that these conversions will be completed prior to the fourth quarter 2008 or the first quarter of 2009.

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

Net losses for the periods ended March 31, 2008 and March 31, 2007 were $2,930,356 and $4,822,259, respectively.  The primary drivers for the losses in 2008 were expenses relating to the increased overhead associated with Hackett’s, the expenses related to the WiseBuys store conversions, and the reduced sales revenues suffered during store conversions.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended September 30, 2007:

Exhibit Number Description

31. Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

SEAWAY VALLEY CAPITAL CORPORATION

By:	/S/THOMAS SCOZZAFAVA
THOMAS SCOZZAFAVA
Chairman, Chief Executive Officer
and Chief Financial Officer
Date:	May 20, 2008