Form 10-Q
period 2008-06-30
SEAWAY VALLEY CAPITAL CORP
filed 2008-08-19
CIK 884380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTER ENDED JUNE 30, 2008

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

The number of outstanding shares of common stock as of August 18, 2008 was: 2,500,000,000

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

ASSETS	June 30, 2008	December 31, 2007
Current assets:
Cash	$878,771	$1,116,003
Accounts receivable	302,674	323,357
Inventories	6,657,528	6,194,051
Notes receivable	2,250,000	1,200,000
Marketable securities, trading	326	158,353
Prepaid expenses and other assets	206,754	48,990
Refundable income taxes	205,213	320,032
Total current assets	10,501,266	9,360,786
Property and equipment, net	11,150,158	3,787,485
Other Assets:
Deferred financing fees	506,153	82,301
Investments, at cost	1,350,973	-
Other Assets	395,043	387,226
Excess purchase price	8,988,102	8,988,102
Security deposits	32,300	32,300
Total other assets	11,272,571	9,489,929
TOTAL ASSETS	32,923,995	22,638,200

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Line of credit	3,516,256	925,000
Accounts payable	3,769,175	3,133,709
Accrued expenses	1,114,384	719,099
Current portion of long term debt	4,085,143	3,075,869
Convertible debentures	1,723,159	946,328
Derivative liability - convertible debentures	4,425,908	878,499
Total current liabilities	18,634,025	9,678,504
Long term debt, net of current	6,625,484	4,800,874
Convertible debentures payable, net - long term	3,150,724	1,177,669
Due to related parties	72,465	12,500
Total liabilities	28,482,698	15,669,547
Commitments and contingencies	-	-
STOCKHOLDERS' EQUITY
Series A voting preferred stock, $.0001 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Series B voting preferred stock, $.0001 par value; 100,000 shares authorized; 0 shares issued and outstanding	-	10
Series C voting preferred stock, $.0001 par value; 1,600,000 shares authorized; 1,458,236 shares issued and outstanding	146	146
Series D voting preferred stock, $.0001 par value; 1,250,000 shares authorized; 1,050,000 shares issued and outstanding	105	-
Series E voting preferred stock, $.0001 par value; 100,000 shares authorized; 100,000 shares issued and outstanding	10	-
Common stock, $0.0001 par value, 2,500,000,000 authorized; 1,663,986,673 shares issued and outstanding	166,399	89,139
Additional paid-in capital	15,084,290	11,887,290
Accumulated deficit	(10,809,653)	(5,007,929)
Total stockholders' equity	4,441,297	6,968,653
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,923,995	$22,638,200

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$4,682,455	$-	$7,818,667	$-
Cost of revenue	2,975,190	-	5,373,031	-

Gross profit	1,707,265	-	2,445,636	-

Loss on sale of securities	(159,334)	-	(106,402)	-

Operating expenses:
Selling, general and administrative expenses (including stock based compensation of $494,500, $226,050, $494,500 and $2,036,704 respectively)	3,372,259	226,050	5,654,721	2,036,704
Total operating expenses	3,372,259	226,050	5,654,721	2,036,704

Operating loss	(1,824,328)	(226,050)	(3,315,487)	(2,036,704)

Other income (expense):
Unrealized gain on derivative instruments	(391,641)	(1,885,889)	(1,323,710)	(2,869,344)
Interest expense	(760,836)	-	(1,258,755)	-
Interest income	92,657	-	130,049	-
Other income (expense)	13,977	-	(32,624)	-
Total other income (expense)	(1,045,844)	(1,885,889)	(2,485,041)	(2,869,344)

Loss from continuing operations	(2,870,171)	(2,111,939)	(5,800,527)	(4,906,048)

Discontinued operations
Gain on disposal of discontinued operations	-	2,503,081	-	2,407,125
Loss from discontinued operations	-	(2,603,962)	-	(4,536,156)
Total discontinued operations	-	(100,881)	-	(2,129,031)

Loss before provision for income taxes	(2,870,171)	(2,212,820)	(5,800,527)	(7,035,079)

Provision for income taxes	1,196	-	1,196	-

Net loss	$(2,871,368)	$(2,212,820)	$(5,801,724)	$(7,035,079)

Basic and diluted loss per share - continuing	$-	$(0.01)	$(0.01)	$(0.03)
Basic and diluted loss per share - discontinued	-	-	-	(0.01)
Basic and diluted loss per share	$-	$(0.01)	$(0.01)	$(0.04)

Weighed average of shares of common stock outstanding, basic and diluted	1,240,430,576	367,920,551	1,095,404,562	169,178,263

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations
Net income loss from continuing operations	$(5,801,724)	$(4,906,048)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Depreciation and amortization	349,477	-
Loss on marketable securities	106,402	-
Unrealized gain on derivatives	1,323,710	2,869,344
Amortization of deferred financing fees	84,689	-
Stock based compensation	494,500	2,036,704
Amortization of debt discount	592,809	-
Change in assets and liabilities:
Accounts receivable	53,822	-
Inventory	(412,563)	-
Prepaid expenses and other assets	(120,247)	-
Refundable income taxes	114,819	-
Other assets	360,724	-
Accounts payable	294,381	-
Accrued expenses	(329,405)	-
Cash Used in Continuing Operating Activities	(2,888,606)	-
Discontinued operations
Net loss from discontinued operations	-	(2,129,031)
Adjustments to reconcile net loss to net cash provided by discontinued operating activities
Depreciation and amortization	-	19,430
Loss on disposal of technology license	-	76,487
Gain on discontinued operations	-	(2,407,125)
Unrealized loss on derivative instruments	-	3,266,025
Amortization of deferred financing fees and debt discount	-	341,576
Change in assets and liabilities
Accrued liabilities	-	151,766
Cash Used in Discontinued Operating Activities	-	(680,872)

Cash Used in Operating Activities	(2,888,606)	(680,872)

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(175,000)	-
Proceeds from sale of investment - discontinued	-	326,917
Purchase of property and equipment	(209,070)	-
Cash Provided by (Used in) investing activities	(384,070)	326,917

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing fees	(260,000)	-
Borrowings on line of credit	3,344,150	-
Repayments to related parties - discontinued	-	(638,497)
Proceeds from convertible debentures	225,000	-
Proceeds from convertible debentures - discontinued	-	1,000,000
Repayment of long term debt	(273,706)	-
Cash Provided by financing activities	3,035,444	361,503

Net Increase (Decrease) in Cash	(237,232)	7,548
Cash at Beginning of Period	1,116,003	188
Cash at End of Period	$878,771	$7,736

Cash paid during the period for:

Interest	$272,970	$-

Income taxes	$-	$-

SUPPLEMENTAL STATEMENT OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of Technology License	$-	$191,427

Conversion of convertible debt and accrued interest into common stock	$838,459	$94,610

Warrants issued with debt	$728,170	$712,125

Assets acquired by issuance of equity	$-	$5,346

Conversion of preferred stock into common stock	$1	$2

Deferred financing fees	$-	$125,000

Convertible debentures issued in exchange for notes payable	$4,299,662	$-

Discount recorded upon issuance of derivative	$2,845,438	$-

Preferred stock issued for acquisition	$1,213,235	$-

Exchange of Preferred series B for Preferred series E shares

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 2007.

NOTE 2- GOING CONCERN

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2008, the Company has generated revenues of $7.8 million but has incurred a net loss of approximately $5.8 million. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Deferred Financing Fees and Debt Discounts

Deferred finance costs represent costs which may include direct costs paid to or warrants issued to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally may  include  the value of warrants,  fair value of the  derivative  conversion  feature,  or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount.  These costs and discounts are generally amortized over the life of the related debt.  In connection with debt issued during the six months ended June 30, 2008, the Company recorded debt discounts totaling $2,951,869. Amortization expense related to these costs and discounts were $677,498 for the six months ended June 30, 2008, including $592,809 in debt discount amortization included in interest expense on the Statement of Operations.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2008, the Company had a full valuation allowance against its deferred tax assets.

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts payable, long term debt, line of credit, convertible debt and due to related parties. Management believes the estimated fair value of cash and accounts payable at June 30, 2008 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments. Fair value of due to related parties cannot be determined due to lack of similar instruments available to the Company.

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

Net Income (Loss) per Common Share

In accordance with SFAS No. 128, "Earnings Per Share," Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had 176,236,000 and 1,636,000 warrants outstanding at June 30, 2008 and 2007, respectively. The inclusion of the warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share because under the treasury stock method the average market price of the Company's common stock was less than the exercise prices of the warrants, and therefore they are not included in the calculation.

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

NOTE 4 -SEGMENT INFORMATION

The Company has three reportable segments in 2008: retail sales, hospitality and investment portfolio management.

	Six Months Ended June 30, 2008
	Retail	Hospitality	Investing	Total
Revenue
Merchandise sales and third party income	$7,318,129	$-	$-	$7,318,129
Food and beverage sales	-	500,538	-	500,538
Realized and unrealized gain on securities	-	-	(106,402)	(106,402)
Total revenue	7,318,129	500,538	(106,402)	7,712,265

Cost and expenses
Cost of revenue	5,173,308	199,723	-	5,373,031
Selling and administrative	5,286,619	368,102	-	5,654,721
Interest expense	1,205,595	53,160	-	1,258,755
Unrealized loss on derivative instruments	1,323,710	-	-	1,323,710
Other expense	(97,425)	-	-	(97,425)
Total costs and expenses	12,891,807	620,985	-	13,512,792

Loss from continuing operations	$(5,573,678)	$(120,447)	$(106,402)	$(5,800,527)

Total assets	$24,687,641	$8,236,028	$326	$32,923,995

Capital expenditures	$209,070	$-	$-	$209,070

NOTE 5 - STOCKHOLDERS' EQUITY

The Company has 2,505,000,000 shares of capital stock authorized, consisting of 2,500,000,000 shares of Common Stock, par value $0.0001, 100,000 shares of Series A Preferred Stock, par value $0.0001 per share, 100,000 shares of Series B Preferred Stock, 1,600,000 shares of Series C Preferred Stock, 1,250,000 Shares of Series D Preferred Stock, 100,000 Shares of Series E Preferred Stock, and 1,850,000 shares of undesignated Preferred Stock, $0.0001 par value. During the six months ended June 30, 2008 the Company issued 621,410,972 shares of stock for the conversion of debt and interest.

On March 14, 2008 the Company established the 2008 Stock and Stock Option Plan. The number of Shares available for grant under the Plan shall not exceed eighty million (80,000,000) Shares. The Shares granted under this Plan may be either authorized but unissued or reacquired Shares. A total of 85,000,000 shares were issued during the six months ended June 30, 2008 under the plan.

On April 12, 2008, Thomas Scozzafava exchanged 100,000 shares of Series B Preferred Stock of the Company for 100,000 shares of Series E Preferred Stock.  As a result of the exchange, there were no Series B Preferred Shares issued or outstanding.

On June 1, 2008, Seaway Valley Capital Corporation issued 1,050,000 shares of its newly designated Series D Preferred Stock pursuant to an agreement to acquire 100% of the assets and assume 100% of the liabilities of North Country Hospitality, Inc.

During the six months ended June 30, 2008 holders of Series C Preferred Stock converted 3,000 shares into 11,686,784 shares of common stock.

WARRANTS

A summary of the status of the Company’s outstanding stock warrants as of June 30, 2008 and 2007 is as follows:
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2006	-	$-
Granted	1,636,000	1.32
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2007	1,636,000	$1.32
Exercisable at June 30, 2007	1,636,000	$1.32

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2007	41,636,000	0.06
Granted	134,600,000	0.01
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2008	176,236,000	$0.02
Exercisable at June 30, 2008	176,236,000	$0.02

STOCK BASED COMPENSATION

During the six months ended June 30, 2008 and 2007, the Company issued 139,500,000 and 84,414,911 shares of common stock to officers, employees and consultants in exchange for services. The shares were valued at $494,500 and $2,036,704 based on the value of the shares on the dates of the grants.

NOTE 6 - LINE OF CREDIT

On March 4, 2008, Seaway Valley Capital Corporation and its wholly owned subsidiaries, WiseBuys Stores, Inc. and Patrick Hackett Hardware Company (collectively "Seaway" or the "Company"), consummated a five million dollar ($5,000,000) credit and security agreement with Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division (the "Line of Credit"). The funds available under Line of Credit are based on the Company's current inventory with adjustments based on items such as accounts payable. The term of the Line of Credit is three years. The interest rate on the Line of Credit is equal to the sum of the Wells Fargo prime rate plus one and one-quarter percent (1.25%), which interest rate shall change when and as the Wells Fargo prime rate changes. These funds will be used for general working capital at the Company. Under the terms of the agreement, the subsidiaries are required to maintain certain financial covenants including tangible net worth, net income and net cash flow amounts. At June 30, 2008 these covenants were not met. The Company has notified the bank and has received a conditional waiver of compliance with these covenants at June 30, 2008. The Company must meet the terms of the conditional waiver as follows:

•
The base borrowing rate will increase by 3% to Prime + 4.25% from Prime + 1.25%. The difference between the rate as of April 1 (Prime + 1.25%) and the rate as of the date of the closing of the waiver (Prime + 4.25%) will be accrued and charged upon the last installment of the required $860,000 of capital funds (see below).

•	Rate will be reset to a level to be determined based upon satisfaction of the following conditions:
o Provide $75,000 of capital immediately to satisfy conditions of the 1st quarter waiver.
o Prepare revised monthly projections for the 3rd and 4th quarter 2008 (subject to WFBC review)
o Provide $860,000 of capital by October 31, 2008, as follows:
▪ $200,000 by August 31, 2008,
▪ $150,000 by September 15, 2008,
▪ $150,000 by September 30, 2008,
▪ $360,000 by October 31, 2008.
o Pay $20,000 fee.

Management believes they will be able to comply with the requirements of the conditional waiver as outlined above.

NOTE 7 - CONVERTIBLE DEBENTURES

Following is a summary of convertible debentures as of June 30, 2008:

Convertible debentures due on December 12, 2010 provide for interest at 7% per annum and are convertible at the lesser of (a) $0.10 per share or (b) 85% of the average 3 lowest Volume Weighted Average Prices ("VWAP") during the 20 trading days prior to the holder's election to convert. If the holder elects to convert a portion of the debenture and the VWAP is below $0.005, the Company shall have the right to prepay that portion of the debenture that the holder elected to convert, plus any accrued interest at 150% of such amount.	$1,360,000

Convertible debenture due on September 18, 2012 provide for interest at 8% per annum and is convertible at the lesser of (a) $0.024 per share or (b) 90% of the closing market price for the day prior to the date of the holder's election to convert.	430,000

Convertible debentures due on demand provide for interest at 12% per annum and are convertible at the lesser of (a) $0.02 per share or (b) 90% of the closing market price for the day prior to the date of the holders' election to convert.	944,775

Convertible debenture due on December 10, 2011 provide for interest at 12% per annum and is convertible at the lesser of (a) $0.01 per share or (b) 75% of the closing market price for the day prior to the date of the holder's election to convert.	1,523,500

Convertible debenture due on March 2, 2010 provide for interest at 12% per annum and is convertible at the lesser of (a) $0.01 per share or (b) 75% of the average lowest Volume Weighted Average Price ("VWAP") during the 5 trading days prior to the holder's election to convert.	5,589

Convertible debentures due on November 30, 2010 provide for interest at 10% per annum and are convertible at the lesser of (a) $0.011 per share or (b) 75% of the lowest Volume Weighted Average Prices ("VWAP") during the 5 trading days immediately preceding the holder's election to convert.	450,000

Convertible debenture due on February 28, 2010 provide for interest at 12% per annum and are convertible at the lesser of (a) $0.01 per share or (b) 75% of the lowest Volume Weighted Average Prices ("VWAP") during the 5 trading days immediately preceding the holder's election to convert.	2,076,373

Convertible debentures due on December 30, 2008 provide for interest at 8% per annum and are convertible at 85% of the Average Closing Prices on the 5 trading days immediately preceding the holder's election to convert.	600,000

Convertible debentures due on December 30, 2009 provide for interest at 8% per annum and are convertible at 85% of the Average Closing Prices on the 5 trading days immediately preceding the holder's election to convert.	600,000

Convertible debentures due on December 30, 2010 provide for interest at 8% per annum and are convertible at 85% of the Average Closing Prices on the 5 trading days immediately preceding the holder's election to convert.	800,000

Convertible debenture due on May 14, 2013 provide for interest at 8% per annum and is convertible at the lesser of (a) $0.004 per share or (b) 75% of the closing market price for the day prior to the date of the holder's election to convert.	50,000

Convertible debenture due on June 1, 2013 provide for interest at 8% per annum and is convertible at 65% of the Average Closing Prices on the 5 trading days immediately preceding the holder's election to convert.	205,668
9,045,905
Less note discounts	(4,172,022)
Total convertible debentures, net of discounts	$4,873,883

Convertible debentures, current portion	$3,621,148
Less note discounts	(1,897,989)
Total current portion of convertible debentures	1,723,159

Convertible debentures, net of current portion	5,424,757
Less note discounts	(2,274,033)
Total convertible debentures, net of current maturities	3,150,724

Total convertible debentures, net of discounts	$4,873,883

On April 1, 2008, the Company entered into an agreement with the former Hacketts shareholders to amend the terms of the original loans relating to the purchase. The amended agreement replaces three original notes payable with a $2,000,000 Convertible Debenture with $600,000 due December 30, 2008, $600,000 due December 30, 2009 and $800,000 due December 30, 2010, bearing interest at the rate of 8% per annum. The note is convertible at 85% of the Average Closing Prices on the 5 trading days immediately preceding the holder's election to convert.

The Company determined that the conversion feature of the convertible debenture represents an embedded derivative since the debenture is convertible into a variable number of shares upon conversion. Accordingly, the assumed convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At June 30, 2008 the fair value of the conversion derivative liability created by the assumed debentures calculated using the Black-Scholes model was $0. For the six months ended June 30, 2008 the unrealized gain on the derivative instrument created by this debenture was $635,930.

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

The Company determined that the conversion feature of the convertible debenture represents an embedded derivative since the debenture is convertible into a variable number of shares upon conversion. Accordingly, the assumed convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At June 30, 2008 the fair value of the conversion derivative liability created by the assumed debentures calculated using the Black-Scholes model was $0. For the six months ended June 30, 2008 the unrealized gain on the derivative instrument created by this debenture was $13,369.

On June 1, 2008, the Company entered into a $205,668 Convertible Debenture due May 31, 2013 and bears interest at the rate of 8% per annum. The note is convertible at 65% of the Average Closing Prices on the 5 trading days immediately preceding the holder's election to convert.

The Company determined that the conversion feature of the convertible debenture represents an embedded derivative since the debenture is convertible into a variable number of shares upon conversion. Accordingly, the assumed convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At June 30, 2008 the fair value of the conversion derivative liability created by the assumed debentures calculated using the Black-Scholes model was $0. For the six months ended June 30, 2008 the unrealized gain on the derivative instrument created by this debenture was $93,062.

The following assumptions were applied to all convertible debt:

Market price	$0.0014
Exercise prices	$0.001-$0.004
Expected Term (Days)	1-20
Volatility	12%-54%
Risk-free interest rate	1.60%

During the six months ended June 30, 2008, holders of the aforementioned securities converted amounts totaling $838,459 into 621,410,972 shares of common stock.

NOTE 8 – FAIR VALUE MEASUREMENTS

At June 30, 2008 the fair value measurements used to determine the fair value of derivative liabilities and trading securities are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative Liabilities	$-	$4,425,908	$-
Trading Securities	$326	$-	$-

NOTE 9 - ACQUISITIONS

North Country Hospitality Inc.
On June 1, 2008 Seaway Valley Capital Corporation acquired all of the assets of North Country Hospitality, Inc. (“NCHI”) by merging Harbor Acquisitions, LLC, a wholly-owned subsidiary of NCHI, into a wholly-owned subsidiary of Seaway Valley Capital Corporation.  The new subsidiary, which will operate under the tradename “North Country Hospitality,” is a holding company with several subsidiaries involved in the operation of hotels, restaurants and other businesses in northern New York State.  The acquisition was completed under the terms of an Amended and Restated Merger Agreement, which modified the Merger Agreement described in the Current Report dated April 17, 2008.

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

Seaway Valley Capital Corporation also agreed that it will indemnify NCHI against liability for any of the debts of Harbor Acquisitions, LLC, which included all of the debts of NCHI as of the closing date.

Purchase price:
Preferred Series D Stock issued to sellers, at fair value	$1,213,235
Total purchase price	1,213,235

Assets acquired:
Current assets	121,570
Property and equipment, net	7,841,746
Other assets	1,133,540
Goodwill	-
Total assets acquired	9,096,856
Liabilities assumed:
Current liabilities	4,080,947
Long term liabilities	3,464,008
Total liabilities assumed	7,544,955

Net assets acquired	1,551,901

Adjustments to book value to reflect estimated fair values:
Adjustment of property and equipment	$(338,666)

The Company is in the process of evaluating and allocating the excess purchase price to the assets purchased and assessing goodwill, if any, associated with the acquisition. The results of NCHI are included in the consolidated financial statements from the date of purchase.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to June 30, 2008, Golden Gate repaid $50,000 of its $1.1 million original face value Secured Promissory Note owed to the Company.

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

Subsequent to the six months ended June 30, 2008, holders of certain convertible debentures converted amounts totaling $288,200 into 501,068,252 shares of common stock.

Subsequent to the six months ended June 30, 2008, holders of Preferred Series C converted shares totaling 6,000 into 40,009,288 shares of common stock.

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

HOSPITALITY HOLDINGS

On June 1, 2008, Seaway Valley acquired the assets and companies of North Country Hospitality, Inc.  “North Country” was formed in 2005 and acquired and developed hospitality assets such as restaurants, lodging and other consumer product companies in northern New York.   At the time of the acquisition, North Country owned the following businesses:

Alteri Bakery

Alteri Bakery has serviced the North Country region with quality baked goods since 1971, when Querino and Ida Jane Alteri purchased the bakery.  Alteri’s is now operated by Mark Ateri and is located in a state of the art baking facility in the heart of Watertown’s business district, and is one of the last traditional Italian bakeries in the area.  Alteri's produces the area’s only "true" Italian breads and specialty pastry items, such as cakes, cookies, muffins, bagels, and specialty gift baskets.  Alteri’s products can be found at local restaurants, grocery stores, schools, and its own store.  In addition, Alteri’s recently assumed the production of sub rolls for the entire Jreck Subs franchise chain of 47 locations, which alone includes approximately two million five hundred thousand rolls baked and shipped annually.

Sackets Harbor Brewing Company

Sackets Harbor Brewing Company (“SHBC”) develops, produces, and markets micro brewed beers such as the award winning “War of 1812 Amber Ale” and “Railroad Red Ale” as well as “Thousand Island Pale Ale”, “1812 Amber Ale Light” and “Harbor Wheat” premium craft beers.  Its “1812 Amber Ale” is the company’s flagship brand and was the winner of a Silver Award at the 1998 World Beer Championship and has been aggressively marketed to command a significant retail presence in the regional market place.  Management estimates 1812 Ale is distributed to over 2,500 retail locations in New York and Florida.  The company has also developed complementary products such Sackets Harbor Coffee and Sackets Harbor Brewing Co. Root Beer.

Sackets Harbor Brew Pub

Sackets Harbor Brew Pub (the "Brew Pub") is an operating restaurant and bar that produces its own premium craft beers on site while also offering fine dining. The Brew Pub offers a rotating selection of six of its own specialty craft beers on tap including its War of 1812 Amber Ale (“1812 Amber Ale”), Railroad Red, Harbor Wheat and Thousand Island Pale Ale as well as ever changing seasonal offerings.

Good Fello's Brick Oven Pizza and Wine Bar

Good Fello’s Brick Oven and Wine Bar ("Good Fello's") is featured in charming interior of brick and wood and specializes in excellent-yet-affordable Italian food.  The focal point of the restaurant is its large brick oven for cooking its premium specialty pizzas, appetizers and unique pasta entrees along side a comfortable bar that offers a wide variety of wine and craft beers.  Good Fello's warmth and intimate atmosphere offers a unique setting rarely found in the marketplace for neighborhood Italian eateries.  Additionally, the Sackets Harbor-based Good Fello’s has premium lodging facilities above the restaurant, which are booked through the Ontario Place Hotel, also in Sackets Harbor, NY.

1812 Station House

The 1812 Station House is a full services banquet and special function facility situated in a completely remodeled historic building in beautiful downtown Sackets Harbor, NY.  The 1812 Station House offers fine entrees and various packages for group sizes from 10-200. This unique and inviting atmosphere and location has been proven ideal for corporate functions and meetings, wedding receptions, other special occasion functions which demand private facilities and attention to detail. The 1812 Station House is equipped with a full kitchen, comfortable bar, spacious and open dining area, and a stone patio ideal for cocktails and hour d'ouvres.

Jreck Subs Franchises

Seaway Valley acquired and operates five Jreck Subs franchise locations in northern and central New York including Watertown, Clayton, Cape Vincent, Alexandra Bay, and Liverpool.  The Jreck Subs Company was started in 1967 by five local entrepreneurs, and since then, Jreck Subs has grown to over forty-seven locations in northern and central New York.  The Jreck Subs concept is quality foods at moderate prices.  Jreck Subs have a variety of hot and cold sandwich choices, homemade style soups, and a children’s menu.

North Country’s corporate offices are at a location in Watertown, NY.

Result of Operations

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

The Company’s net sales increased to $4,682,455 for the three month period ended June 30, 2008 from $0 for the three month period ended June 30, 2007, an increase of $4,682,455.  The increase in sales was the result of the acquisition of WiseBuys, Hackett’s and North Country Hospitality which took place on October 23, 2007, November 7, 2007 and June 1, 2008, respectively.

The Company’s cost of goods sold also increased from $0 for the three months ended June 30, 2007 to $2,975,190 during the same period in 2008. This led to a $1,707,265 increase in our gross margin to $1,707,265 for the three month period ended June 30, 2008 from $0 for the three month period ended June 30, 2007.

Net realized and unrealized loss on the sale of securities was $159,334 during the three month period ended June 30, 2008 versus $0 for the same period ended June 30, 2007, an increase of $159,334.

Our general and administrative expenses during the three months ended June 30, 2008 were $3,372,259 versus $226,050 for the same period in 2007. The increase of $3,146,209 was driven by the acquisitions of the Company’s operating subsidiaries, WiseBuy, Hackett’s and North Country Hospitality.

Seaway Valley Capital Corporation had an operating loss of $1,824,328 for the first three months of fiscal 2008 versus a loss of $226,050 for the same period ended June 30, 2007.

We incurred a loss from continuing operations of $2,870,171 for the three months ended June 30, 2008, compared to a loss of $2,111,939 for the same period in 2007.  The primary drivers of the 2008 loss were the increases in SG&A expenses, the expenses associated with the conversion of WiseBuys stores to Hackett’s stores, and the loss of potential revenues while these stores are being converted.  Management feels that these conversions will be completed prior to the fourth quarter 2008 or the first quarter of 2009.

On July 1, 2007, when Seaway Capital, Inc. acquired control of the Company from GreenShift Corporation, the Company sold its operating businesses to GS CleanTech Corporation, an affiliate of GreenShift, in return for the assumption by GS CleanTech of a $1,125,000 convertible debenture owed by the Company.  These operations – considered “discontinued operations” - resulted in a loss of $100,881 during the three months ended June 30, 2007.

Net losses for the periods ended June 30, 2008 and June 30, 2007 were $2,871,368and $2,212,820, respectively.  The primary drivers for the losses in 2008 were expenses relating to the increased overhead associated with Hackett’s, the expenses related to the WiseBuys store conversions, and the reduced sales revenues suffered during store conversions.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

The Company’s net sales increased to $7,818,667 for the six month period ended June 30, 2008 from $0 for the six months ended ended June 30, 2007, an increase of $7,818,667.  The increase in sales was the result of the acquisition of WiseBuys, Hackett’s and North Country Hospitality, which took place on October 23, 2007 and November 7, 2007, respectively.

The Company’s cost of goods sold also increased from $0 for the first six months of 2007 to $5,373,031 during the same period in 2008. This led to a $2,445,636 increase in our gross margin to $2,445,636 for fiscal period ended June 30, 2008 from $0 for fiscal period ended June 30, 2007.

Net realized and unrealized loss on the sale of securities was $106,402 during the period ended June 30, 2008 versus $0 for the same period ended June 30, 2007, an increase of $106,402.

Our general and administrative expenses during the six months ended June 30, 2008 were $5,654,721 versus $2,036,704 for the same period in 2007. The increase to $3,618,017 was driven by the acquisitions of the Company’s operating subsidiaries, WiseBuys and Hackett’s.

Seaway Valley Capital Corporation had an operating loss of $3,315,487 for the first six months of fiscal 2008 versus a loss of $2,036,704 for the same period ended June 30, 2007.

We incurred a loss from continuing operations of $5,800,527 for the first six months in fiscal 2008, compared to a loss of $4,906,048 for the same period in 2007.  The primary drivers of the 2008 loss were the increases in SG&A expenses, the expenses associated with the conversion of WiseBuys stores to Hackett’s stores, and the loss of potential revenues while these stores are being converted.  Management feels that these conversions will be completed prior to the fourth quarter 2008 or the first quarter of 2009.

On July 1, 2007, when Seaway Capital, Inc. acquired control of the Company from GreenShift Corporation, the Company sold its operating businesses to GS CleanTech Corporation, an affiliate of GreenShift, in return for the assumption by GS CleanTech of a $1,125,000 convertible debenture owed by the Company.  These operations – considered “discontinued operations” - resulted in a loss of $2,129,031 during the six months ended June 30, 2007.

Net losses for the periods ended June 30, 2008 and June 30, 2007 were $5,801,724 and $7,035,079, respectively.  The primary drivers for the losses in 2008 were expenses relating to the increased overhead associated with Hackett’s, the expenses related to the WiseBuys store conversions, and the reduced sales revenues suffered during store conversions.

Liquidity and Capital Resources

Our operations have been funded to date primarily by loans (both bank loans and more recently convertible debentures), contributions by our founders and their associates, and profitable securities sales at Seaway Valley Fund, LLC.  The net amount of the bank loans is reflected on our June 30, 2008 balance sheet in the aggregate amount of $14,226,383. The net amount of the convertible debentures is reflected on our June 30, 2008 balance sheet in the aggregate amount of $4,783,883.

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

The issuance of shares under our convertible debentures agreements could increase the total common shares outstanding significantly

The holders of the debentures could convert such debentures into approximately 7,362,992,498 shares based on the market price on June 30, 2008. Such issuances would reduce the percentage of ownership of our existing common stockholders. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

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

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

None during the six months ended June 30, 2008

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following are exhibits filed as part of the Company's Form 10-Q for the period ended June 30, 3008:

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

SEAWAY VALLEY CAPITAL CORPORATION

By:	/S/	THOMAS SCOZZAFAVA
THOMAS SCOZZAFAVA
Chairman, Chief Executive Officer
and Chief Financial Officer
Date:		August 18, 2008