Form 10-Q
period 2008-09-30
SEAWAY VALLEY CAPITAL CORP
filed 2008-11-19
CIK 884380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___ Accelerated filer __   Non-accelerated filer ___ Small reporting company_X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes _X__ No

The number of outstanding shares of common stock as of November 18, 2008 was: 1,611,626,798

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

ASSETS	September 30, 2008	December 31, 2007
Current assets:
Cash	$514,199	$1,116,003
Accounts receivable	458,422	323,357
Inventories	9,422,265	6,194,051
Notes receivable	2,125,000	1,200,000
Marketable securities, trading	-	158,353
Prepaid expenses and other assets	308,954	48,990
Refundable income taxes	205,213	320,032
Total current assets	13,034,053	9,360,786
Property and equipment, net	14,658,499	3,787,485
Other Assets:
Deferred financing fees	455,502	82,301
Investments, at cost	605,973	357,736
Other Assets	20,526	29,490
Excess purchase price	6,561,924	8,988,102
Security deposits	32,300	32,300
Total other assets	7,676,225	9,489,929
TOTAL ASSETS	35,368,777	22,638,200

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Line of credit	4,719,287	925,000
Accounts payable	6,777,870	3,133,709
Accrued expenses	2,029,966	719,099
Current portion of long term debt	2,279,843	3,075,869
Convertible debentures	2,237,841	946,328
Derivative liability - convertible debentures	-	878,499
Total current liabilities	18,044,807	9,678,504
Long term debt, net of current	5,927,512	4,800,874
Convertible debentures payable, net - long term	3,226,176	1,177,669
Due to related parties	12,500	12,500
Total liabilities	27,210,995	15,669,547
Commitments and contingencies	-	-
STOCKHOLDERS' EQUITY
Series A voting preferred stock, $.0001 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Series B voting preferred stock, $.0001 par value; 100,000 shares authorized; no shares issued and outstanding	-	10
Series C voting preferred stock, $.0001 par value; 4,800,000 shares authorized; 1,449,236 shares issued and outstanding	145	146
Series D voting preferred stock, $.0001 par value; 1,250,000 shares authorized; 1,050,000 shares issued and outstanding	105	-
Series E voting preferred stock, $.0001 par value; 100,000 shares authorized; 100,000 shares issued and outstanding	10	-
Common stock, $0.0001 par value, 10,000,000,000 authorized; 694,585,065 and 178,278,427 shares issued and outstanding	69,459	17,828
Additional paid-in capital	15,778,628	11,958,598
Accumulated deficit	(7,690,565)	(5,007,929)
Total stockholders' equity	8,157,782	6,968,653
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,368,777	$22,638,200

 The notes to the consolidated financial statements are an integral part of these statements

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue	$5,715,048	$-	$13,533,715	$-
Cost of revenue	3,580,699	-	8,953,729	-

Gross profit	2,134,349	-	4,579,986	-

Loss on sale of securities	(154)	-	(106,556)	-

Operating expenses:
Selling, general and administrative expenses (including stock based compensation of $145,000, $0, $639,500 and $2,036,704 respectively)	3,623,187	-	9,277,908	2,036,704
Total operating expenses	3,623,187	-	9,277,908	2,036,704

Operating loss	(1,488,992)	-	(4,804,478)	(2,036,704)

Other income (expense):
Management fees - related party	-	96,226	-	96,226
Unrealized gain on derivative instruments	4,606,421	3,183,074	3,282,711	313,876
Gain on disposition of assets	655,471	-	655,471	-
Interest expense	(714,422)	(1,667)	(1,973,177)	(289,159)
Interest income	27,367	-	157,416	-
Other income (expense)	35,181	5,976	2,556	5,976
Total other income (expense)	4,610,018	3,283,609	2,124,977	126,919

Income (loss) from continuing operations	3,121,026	3,283,609	(2,679,501)	(1,909,785)

Discontinued operations
Gain on disposal of discontinued operations	-	2,234,974	-	2,234,974
Loss from discontinued operations	-	-	-	(4,248,810)
Total discontinued operations	-	2,234,974	-	(2,013,836)

Income (loss) before provision for income taxes	3,121,026	5,518,583	(2,679,501)	(3,923,621)

Provision for income taxes	1,939	-	3,135	-

Net income	$3,119,087	$5,518,583	$(2,682,636)	$(3,923,621)

Basic income (loss) per share - continuing	$0.01	$0.04	$(0.01)	$(0.03)
Basic income (loss) per share - discontinued	0.00	0.02	0.00	(0.04)
Basic income (loss) per share	$0.01	$0.06	$(0.01)	$(0.07)

Diluted income (loss) per share - continuing	$0.00	$0.04	$(0.01)	$(0.03)
Diluted income (loss) per share - discontinued	0.00	0.02	0.00	(0.04)
Diluted income (loss) per share	$0.00	$0.06	$(0.01)	$(0.07)

Weighted average of shares of common stock outstanding:
Basic	496,473,835	85,562,572	312,534,403	58,242,812
Diluted	18,667,467,259	91,360,831	312,534,403	58,242,812

 The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations
Net income (loss) from continuing operations	$(2,682,636)	$(4,019,847)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Depreciation and amortization	489,633	26,849
Loss on marketable securities	106,728	-
Unrealized gain on derivatives	(3,282,711)	-
Amortization of deferred financing fees	136,799	-
Stock based compensation	639,500	2,036,704
Amortization of debt discount	964,147	-
Gain on disposition of assets	(655,471)
Change in assets and liabilities:
Accounts receivable	(101,926)	-
Inventory	(3,177,300)	-
Prepaid expenses and other assets	(222,447)	-
Refundable income taxes	114,819	-
Other assets	(2,648)	-
Security deposits	-	-
Accounts payable	2,676,565	-
Accrued expenses	736,623	103,180
Cash Used in Continuing Operating Activities	(4,260,325)	(1,853,114)
Discontinued operations
Net loss from discontinued operations	-	-
Adjustments to reconcile net loss to net cash provided by discontinued operating activities
Depreciation and amortization	-	-
Loss on disposal of technology license	-	189,832
Gain on discontinued operations	-	(2,234,974)
Unrealized loss on derivative instruments	-	2,952,295
Amortization of deferred financing fees and debt discount	-	341,576
Gain on sale of investment	-	(76,487)
Change in assets and liabilities
Accrued liabilities	-	-
Cash Provided by Discontinued Operating Activities	-	1,172,242

Cash Used in Operating Activities	$(3,604,854)	$(680,872)

 The notes in the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	$(185,000)	$-
Proceeds from sale of investment - discontinued	-	326,917
Purchase of property and equipment	(804,878)	-
Proceeds from notes receivable	125,000	-
Cash assumed by GS CleanTech	-	(7,736)
Cash Provided by (Used in) investing activities	(864,878)	319,181

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing fees	(260,000)	-
Borrowings on line of credit	4,547,181	-
Repayments to related parties - discontinued	-	(638,497)
Proceeds from convertible debentures	425,000	1,000,000
Repayment of long term debt	(188,782)	-
Cash Provided by financing activities	4,523,399	361,503

Net Decrease in Cash	(601,804)	(188)
Cash at Beginning of Period	1,116,003	188
Cash at End of Period	$514,199	$-

Cash paid during the year for:
Interest	$370,528	$-
Income taxes	$-	$-

SUPPLEMENTAL STATEMENT OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of Technology License	$-	$191,427

Conversion of convertible debt and accrued interest into common stock	$1,290,959	$688,956

Warrants issued with debt	$728,170	$-

Conversion of preferred stock into common stock	$2	$2

Deferred financing fees	$-	$125,000

Convertible debentures issued in exchange for notes payable	$4,956,836	$500,000

Discount recorded upon issuance of derivative	$3,132,382	$-

Preferred stock issued for acquisition	$1,213,235	$-

Exchange of Preferred series B for Preferred series E shares	$-	$-

Discounts on convertible debt	$-	$712,125

Conversion of common stock into preferred stock	$-	$2

Acquisition of fixed assets	$-	$5,346

Disposition of fixed assets in exchange for debt	$655,471	$-

 The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 2007.

NOTE 2- GOING CONCERN

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of September 30, 2008, the Company has generated revenues of $13.5 million but has incurred a net loss of approximately $2.68 million. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Deferred Financing Fees and Debt Discounts

Deferred finance costs represent costs which may include direct costs paid to or warrants issued to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally may  include  the value of warrants,  fair value of the  derivative  conversion  feature,  or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount.  These costs and discounts are generally amortized over the life of the related debt.  In connection with debt issued during the nine months ended September 30, 2008, the Company recorded debt discounts totaling $3,132,382. Amortization expense related to these costs and discounts were $1,100,947 for the nine months ended September 30, 2008, including $964,148 in debt discount amortization included in interest expense on the Statement of Operations.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2008, the Company had a full valuation allowance against its deferred tax assets.

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts payable, long term debt, line of credit, convertible debt and due to related parties. Management believes the estimated fair value of cash, accounts payable and debt instruments at September 30, 2008 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. Fair value of due to related parties cannot be determined due to lack of similar instruments available to the Company.

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

Net Income (Loss) per Common Share

In accordance with SFAS No. 128, "Earnings Per Share," Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had 35,247,200 and 327,200 warrants outstanding at September 30, 2008 and 2007, respectively. The inclusion of the warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share because under the treasury stock method the average market price of the Company's common stock was less than the exercise prices of the warrants, and therefore they are not included in the calculation.

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

NOTE 4 -SEGMENT INFORMATION

The Company has three reportable segments in 2008: retail sales, hospitality and investment portfolio management.

	Nine Months Ended June 30, 2008
	Retail	Hospitality	Investing	Total
Revenue
Merchandise sales and third party income	$11,748,205	$-	$-	$11,748,205
Food and beverage sales	-	1,785,510	-	1,785,510
Realized and unrealized gain on securities	-	-	(106,556)	(106,556)
Total revenue	11,748,205	1,785,510	(106,556)	13,427,159

Cost and expenses
Cost of revenue	8,013,079	940,650	-	8,953,729
Selling and administrative	8,151,679	1,126,229	-	9,277,908
Interest expense	1,923,866	49,311	-	1,973,177
Disposition of assets	(655,471)	-	-	(655,471)
Unrealized loss on derivative instruments	(3,282,711)	-	-	(3,282,711)
Other expense	(159,972)	-	-	(159,972)
Total costs and expenses	13,990,470	2,116,190	-	16,106,660

Loss from continuing operations	$(2,242,265)	$(330,680)	$(106,556)	$(2,679,501)

Total assets	$28,113,694	$7,255,083	$-	$35,368,777

Capital expenditures	$563,465	$241,413	$-	$804,878

NOTE 5 - STOCKHOLDERS' EQUITY

On September 19, 2008, Seaway Valley Capital Corporation filed with the Secretary of State of the State of Delaware a Certificate of Amendment of its Certificate of Incorporation.  The amendment effected a reverse stock split of the corporation’s common stock in the ratio of 1-for-5 and increased its authorized common shares from 2,500,000,000 to 10,000,000,000. All share amounts included in these financial statements have been adjusted to reflect the reverse stock split.

The Company has 10,005,000,000 shares of capital stock authorized, consisting of 10,000,000,000 shares of Common Stock, par value $0.0001, 100,000 shares of Series A Preferred Stock, par value $0.0001 per share, 100,000 shares of Series B Preferred Stock, 1,600,000 shares of Series C Preferred Stock, 1,250,000 Shares of Series D Preferred Stock, 100,000 Shares of Series E Preferred Stock, and 1,850,000 shares of undesignated Preferred Stock, $0.0001 par value. During the nine months ended September 30, 2008 the Company issued 333,267,916 shares of common stock upon the conversion of principal and interest due under outstanding debentures and preferred stock.

On March 14, 2008 the Company established the 2008 Stock and Stock Option Plan. The number of Shares available for grant under the Plan shall not exceed sixteen million (16,000,000) Shares. The Shares granted under this Plan may be either authorized but unissued or reacquired Shares. A total of 16,000,000 shares were issued during the nine months ended September 30, 2008 under the plan. On July 16, 2008, the Company established the 2008 Equity Incentive Plan.  The number of shares available for issuance under the 2008 Equity Incentive Plan is 50,000,000.  A total of 50,000,000 shares were issued during the nine months ended September 30, 2008 under the 2008 Equity Incentive Plan.  On September 26, 2008, the Company established the 2008 Employee Equity Plan.  The number of shares available for issuance under the 2008 Employee Equity Plan is 1,000,000,000.  A total of 145,000,000 shares were issued during the nine months ended September 30, 2008 under the 2008 Employee Equity Plan.

During the nine months ended September 30, 2008 holders of Series C Preferred Stock converted 9,000 shares into 10,139,215 shares of common stock.

WARRANTS

A summary of the status of the Company’s outstanding stock warrants as of September 30, 2008 and 2007 is as follows:
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2006	-	$-
Granted	327,200	6.60
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2007	327,200	$6.60
Exercisable at September 30, 2007	327,200	$6.60

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2007	8,327,200	0.30
Granted	26,920,000	0.05
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2008	35,247,200	$0.10
Exercisable at September 30, 2008	35,247,200	$0.10

STOCK BASED COMPENSATION

During the nine months ended September 30, 2008 and 2007, the Company issued 172,900,000 and 16,882,982 shares of common stock to officers, employees and consultants in exchange for services, respectively. In 2008, 161,000,000 shares were issued under the various equity compensations plans. The shares were valued at $639,500 and $2,036,704 based on the value of the shares on the dates of the grants.

NOTE 6 - LINE OF CREDIT

On March 4, 2008, Seaway Valley Capital Corporation and its wholly owned subsidiaries, WiseBuys Stores, Inc. and Patrick Hackett Hardware Company (collectively "Seaway" or the "Company"), consummated a five million dollar ($5,000,000) credit and security agreement with Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division (the "Line of Credit"). The funds available under Line of Credit are based on the Company's current inventory with adjustments based on items such as accounts payable. The term of the Line of Credit is three years. The interest rate on the Line of Credit is equal to the sum of the Wells Fargo prime rate plus one and one-quarter percent (1.25%), which interest rate shall change when and as the Wells Fargo prime rate changes. These funds will be used for general working capital at the Company. Under the terms of the agreement, the subsidiaries are required to maintain certain financial covenants including tangible net worth, net income and net cash flow amounts. At June 30, 2008 these covenants were not met. The Company notified the bank and received a conditional waiver. The Company was required to meet the terms of the conditional waiver as follows:

•
The base borrowing rate will increase by 3% to Prime + 4.25% from Prime + 1.25%. The difference between the rate as of April 1 (Prime + 1.25%) and the rate as of the date of the closing of the waiver (Prime + 4.25%) will be accrued and charged upon the last installment of the required $860,000 of capital funds (see below).

•	Rate will be reset to a level to be determined based upon satisfaction of the following conditions:
o	Provide $75,000 of capital immediately to satisfy conditions of the 1st quarter waiver.
o	Prepare revised monthly projections for the 4th quarter 2008 (subject to WFBC review)
o	Provide $860,000 of capital by October 31, 2008, as follows:
▪	$200,000 by August 31, 2008,
▪	$150,000 by September 15, 2008,
▪	$150,000 by September 30, 2008,
▪	$360,000 by October 31, 2008.
o	Pay $20,000 fee.

As of September 30, 2008, some of the above terms had not yet been met. Specifically, the Company has raised additional capital of approximately $620,000, which is $315,000 below the $935,000 required above. As a result of the foregoing, the Company was not in compliance of the debt agreement at September 30, 2008. Due to the default, certain other long term obligations that may be callable by the holders have been classified as current in the accompanying financial statements.

NOTE 7 - CONVERTIBLE DEBENTURES

Following is a summary of convertible debentures as of September 30, 2008:

Convertible debentures due on December 12, 2010 provide for interest at 7% per annum and are convertible at the lesser of (a) $0.10 per share or (b) 85% of the average 3 lowest Volume Weighted Average Prices ("VWAP") during the 20 trading days prior to the holder's election to convert. If the holder elects to convert a portion of the debenture and the VWAP is below $0.025, the Company shall have the right to prepay that portion of the debenture that the holder elected to convert, plus any accrued interest at 150% of such amount.	$1,189,000

Convertible debenture due on September 18, 2012 provide for interest at 8% per annum and is convertible at the lesser of (a) $0.12 per share or (b) 90% of the closing market price for the day prior to the date of the holder's election to convert.	415,000

Convertible debentures due on demand provide for interest at 12% per annum and are convertible at the lesser of (a) $0.10 per share or (b) 90% of the closing market price for the day prior to the date of the holders' election to convert.	944,775

Convertible debenture due on December 10, 2011 provide for interest at 12% per annum and is convertible at the lesser of (a) $0.05 per share or (b) 75% of the closing market price for the day prior to the date of the holder's election to convert.	1,449,000

Convertible debenture due on March 2, 2010 provide for interest at 12% per annum and is convertible at the lesser of (a) $0.05 per share or (b) 75% of the average lowest Volume Weighted Average Price ("VWAP") during the 5 trading days prior to the holder's election to convert.	5,589

Convertible debentures due on November 30, 2010 provide for interest at 10% per annum and are convertible at the lesser of (a) $0.055 per share or (b) 75% of the lowest Volume Weighted Average Prices ("VWAP") during the 5 trading days immediately preceding the holder's election to convert.	258,100

Convertible debenture due on February 28, 2010 provides for interest at 12% per annum and are convertible at the lesser of (a) $0.05 per share or (b) 75% of the lowest Volume Weighted Average Prices ("VWAP") during the 5 trading days immediately preceding the holder's election to convert.	2,076,373

Convertible debentures due on December 30, 2008 provide for interest at 8% per annum and are convertible at 85% of the Average Closing Prices on the 5 trading days immediately preceding the holder's election to convert.	600,000

Convertible debentures due on December 30, 2009 provide for interest at 8% per annum and are convertible at 85% of the Average Closing Prices on the 5 trading days immediately preceding the holder's election to convert.	600,000

Convertible debentures due on December 30, 2010 provide for interest at 8% per annum and are convertible at 85% of the Average Closing Prices on the 5 trading days immediately preceding the holder's election to convert.	800,000

Convertible debenture due on May 14, 2013 provides for interest at 8% per annum and is convertible at the lesser of (a) $0.02 per share or (b) 75% of the closing market price for the day prior to the date of the holder's election to convert.	50,000

Convertible debenture due on June 1, 2013 provides for interest at 8% per annum and is convertible at 65% of the Average Closing Prices on the 5 trading days immediately preceding the holder's election to convert.	205,668

Convertible debentures due on August 31, 2011 provides for interest at 10% per annum and is convertible at the lesser of (a) $0.005 per share or (b) 65% of the closing market price for the day prior to the date of the holder's election to convert.	200,000

Convertible debenture due on September 15, 2011 is convertible at the lesser of (a) $0.005 per share or (b) 65% of the lowest Volume Weighted Average Prices ("VWAP") during the 5 trading days immediately preceding the holder's election to convert.	$100,000

Convertible debenture due on July 10, 2013 provides for interest at 10% per annum and is convertible at the lesser of (a) $0.004 per share or (b) 75% of the closing market price for the day prior to the date of the holder's election to convert.	100,000

Convertible debentures due on July 31, 2013 provides for interest at 10% per annum and is convertible at the lesser of (a) $0.0025 per share or (b) 75% of the closing market price for the day prior to the date of the holder's election to convert.	$457,174
9,450,679
Less note discounts	(3,986,662)
Total convertible debentures, net of discounts	$5,464,017

Convertible debentures, current portion	$5,068,248
Less note discounts	(2,830,407)
Total current portion of convertible debentures	2,237,841

Convertible debentures, net of current portion	4,382,431
Less note discounts	(1,156,255)
Total convertible debentures, net of current maturities	3,226,176

Total convertible debentures, net of discounts	$5,464,017

On July 11, 2008 the Company issued a $100,000 convertible 8% debenture to an individual for financing provided.  The debenture, due July 10, 2013, is convertible into common stock equal to the lesser of: (a) $0.004 per share; (b) the amount of this note to be converted divided by 75% of the closing market price of the Maker’s common stock for the day prior to the date of the exercise of such conversion right; or (c) the lowest per share price of any common stock issued by the Company any time subsequent to the date of the note. Interest is payable in shares of the Company’s common stock.

The Company determined that the conversion feature of the convertible debenture represents an embedded derivative since the debenture is convertible into a variable number of shares upon conversion. Accordingly, the assumed convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At September 30, 2008 the fair value of the conversion derivative liability created by the assumed debentures calculated using the Black-Scholes model was $0. For the nine months ended September 30, 2008 the unrealized gain on the derivative instrument created by this debenture was $26,667.

On August 1, 2008 the Company issued two convertible debentures totaling $457,174 to two individuals for financing provided.  The debentures, due July 31, 2013, are convertible into common stock equal to the lesser of: (a) $0.0025 per share; (b) the amount of these notes to be converted divided by 75% of the closing market price of the Maker’s common stock for the day prior to the date of the exercise of such conversion right; or (c) the lowest per share price of any common stock issued by the Company any time subsequent to the date of the note.

The Company determined that the conversion feature of the convertible debenture represents an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the assumed convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At September 30, 2008 the fair value of the conversion derivative liability created by the assumed debentures calculated using the Black-Scholes model was $0. For the nine months ended September 30, 2008 the unrealized gain on the derivative instrument created by these debentures was $0.

On September 1, 2008 the Company issued two convertible 10% debentures totaling $200,000 to an individual and an entity for financing provided.  The debentures, due August 31, 2011, are convertible into common stock equal to the lesser of: (a) $0.005 per share; (b) the amount of these notes to be converted divided by 65% of the lowest Volume Weighted Average Prices ("VWAP") during the 5 trading days immediately preceding the holder's election to convert.

The Company determined that the conversion feature of the convertible debenture represents an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the assumed convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At September 30, 2008 the fair value of the conversion derivative liability created by the assumed debentures calculated using the Black-Scholes model was $0. For the nine months ended September 30, 2008 the unrealized gain on the derivative instrument created by these debentures was $153,846.

On September 23, 2008 the Company issued a $100,000 convertible 10% debenture to an individual for financing provided.  The debenture, due September 15, 2011, is convertible into common stock equal to the lesser of: (a) $0.005 per share; (b) the amount of this note to be converted divided by 65% of the closing market price of the Maker’s common stock for the day prior to the date of the exercise of such conversion right. Interest is payable in shares of the Company’s common stock.

The Company determined that the conversion feature of the convertible debenture represents an embedded derivative since the debenture is convertible into a variable number of shares upon conversion. Accordingly, the assumed convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At September 30, 2008 the fair value of the conversion derivative liability created by the assumed debentures calculated using the Black-Scholes model was $0. For the nine months ended September 30, 2008 the unrealized gain on the derivative instrument created by this debenture was $0.

The following assumptions were applied to all convertible debt:

Market price	$0.0007
Exercise prices	$0.001-$0.005
Expected Term (Days)	1-20
Volatility	215.60%
Risk-free interest rate	1.01%

During the nine months ended September 30, 2008, holders of the aforementioned securities converted amounts totaling $1,248,350 into 333,267,916 shares of common stock.

NOTE 8 – FAIR VALUE MEASUREMENTS

At September 30, 2008 the fair value measurements used to determine the fair value of derivative liabilities and trading securities are as follows:

Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative Liabilities	$-	$-	$-
Trading Securities	$-	$-	$-

NOTE 9 - SUBSEQUENT EVENTS

On October 15, 2008, the Company received $75,000 in proceeds and issued a note payable bearing interest at 10% due October 14, 2010 to an individual.

On October 21, 2008, JMJ Financial repaid $260,000 of its $1.0 million original face value Secured Promissory Note owed to the Company.

Subsequent to the nine months ended September 30, 2008, holders of certain convertible debentures converted principal amounts totaling $57,700 into 216,356,223 shares of common stock.

Subsequent to the nine months ended September 30, 2008, the Company issued 127,500,000 shares of its common stock to employees and consultants for services. The shares were valued at the closing price on the date of grant and the Company recognized compensation expense totaling $33,500.

Subsequent to the nine months ended September 30, 2008, holders of Preferred Series C converted shares totaling 8,750 into 220,995,475 shares of common stock.

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

Hackett’s maintains strong vendor relationships with some of the industry’s premier clothing providers including: The North Face, Carhartt, Patagonia, Levi’s, Columbia, Woolrich and many other similar companies.  These brands command premium prices and maintain strong customer loyalty in the marketplace based on years of consumer preference based on both style and the quality of the merchandise.  Hackett’s also carries premier footwear from providers including Nike, Asics, New Balance, Red Wing, Georgia Boot, Crocs, and Timberland.  These brands also command premium prices in the marketplace based on years of consumer preference based on both style and the quality of the merchandise.

Hackett’s, which in 2007 operated five stores with approximately 138,000 square feet of retail sales floor, averaged sales per square foot of approximately $108.18 for the year.  After taking over the WiseBuys stores in 2008 and with the Sackets Harbor new store openings, Hackett’s will operate locations with total sales floor square footage of 326,700 square feet.

We expect Hackett’s to transition each former WiseBuys store throughout 2008 and 2009.  Seaway Valley will continue to financially and operationally support Hackett’s, whether through company or asset acquisitions or general expansion.

HOSPITALITY HOLDINGS

On June 1, 2008, Seaway Valley acquired the assets and companies of North Country Hospitality, Inc.  “North Country” was formed in 2005 and acquired and developed hospitality assets such as restaurants, lodging and other consumer product companies in northern New York.   At the time of the acquisition, North Country owned the following businesses:

Alteri Bakery

Alteri Bakery has serviced the North Country region with quality baked goods since 1971.  Alteri’s is located in a state of the art baking facility in the heart of Watertown’s business district, and is one of the last traditional Italian bakeries in the area.  Alteri's produces the area’s only "true" Italian breads and specialty pastry items, such as cakes, cookies, muffins, bagels, and specialty gift baskets.  Alteri’s products can be found at local restaurants, grocery stores, schools, and its own store.  In addition, Alteri’s recently assumed the production of sub rolls for the entire Jreck Subs franchise chain of 47 locations, which alone includes approximately two million five hundred thousand rolls baked and shipped annually.

Sackets Harbor Brewing Company

Sackets Harbor Brewing Company (“SHBC”) develops, produces, and markets micro brewed beers such as the award winning “War of 1812 Amber Ale” and “Railroad Red Ale” as well as “Thousand Island Pale Ale”, “1812 Amber Ale Light” and “Harbor Wheat” premium craft beers.  Its “1812 Amber Ale” is the company’s flagship brand and was the winner of a Silver Award at the 1998 World Beer Championship and has been aggressively marketed to command a significant retail presence in the regional market place.  Management estimates 1812 Ale is distributed to over 3,000 retail locations in New York and Florida.  The company has also developed complementary products such Sackets Harbor Coffee and Sackets Harbor Brewing Co. Root Beer.

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

Result of Operations

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

The Company’s net sales increased to $5,715,048 for the three month period ended September 30, 2008 from $0 for the three month period ended September 30, 2007, an increase of $5,715,048.  The increase in sales was the result of the acquisition of WiseBuys, Hackett’s and North Country Hospitality which took place on October 23, 2007, November 7, 2007 and June 1, 2008, respectively.

The Company’s cost of goods sold also increased from $0 for the three months ended September 30, 2007 to $3,580,699 during the same period in 2008. This led to a $2,134,349 increase in our gross margin to $2,134,349 for the three month period ended September 30, 2008 from $0 for the three month period ended September 30, 2007.

Net realized and unrealized loss on the sale of securities was $154 during the three month period ended September 30, 2008 versus $0 for the same period ended September 30, 2007, an increase of $154.

Our general and administrative expenses during the three months ended September 30, 2008 were $3,623,187 versus $0 for the same period in 2007. The increase of $3,623,187 was driven by the acquisitions of the Company’s operating subsidiaries, WiseBuys, Hackett’s and North Country Hospitality.

Seaway Valley Capital Corporation had an operating loss of $1,488,992 for the three months ended September 30, 2008 versus $0 for the same period ended September 30, 2007. This is related to the fact that the Company had no operations in the third quarter of 2007 while it had a full three months of operations in 2008.

We recognized income from continuing operations of $3,121,026 for the three months ended September 30, 2008, compared to a net income of $3,283,609 for the same period in 2007.  The primary driver of the 2008 income was a non-cash unrealized gain on derivative instruments. That gain more than offset our increase in SG&A expenses, the expenses associated with the conversion of WiseBuys stores to Hackett’s stores, and the loss of potential revenues while these stores are being converted.  Management feels that these conversions will be completed in 2009.

On July 1, 2007, when Seaway Capital, Inc. acquired control of the Company from GreenShift Corporation, the Company sold its operating businesses to GS CleanTech Corporation, an affiliate of GreenShift, in return for the assumption by GS CleanTech of a $1,125,000 convertible debenture owed by the Company.  These operations – considered “discontinued operations” - resulted in a gain of $2,234,974 during the three months ended September 30, 2007.

Net income for the periods ended September 30, 2008 and September 30, 2007 were $3,119,087 and $5,518,583, respectively.  The primary drivers for the income were a gain on the disposal discontinued operations of $2,234,974 in 2007 and the non-cash recognition of an unrealized gain on derivative instruments in 2008. The gain in 2008 more than offset the expenses relating to the increased overhead associated with Hackett’s, the expenses related to the WiseBuys store conversions, and the reduced sales revenues suffered during store conversions.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

The Company’s net sales increased to $13,533,715 for the nine month period ended September 30, 2008 from $0 for the nine months ended September 30, 2007, an increase of $13,533,715.  The increase in sales was the result of the acquisition of WiseBuys, Hackett’s and North Country Hospitality, which took place on October 23, 2007 and November 7, 2007, respectively.

The Company’s cost of goods sold also increased from $0 for the first nine months of 2007 to $8,953,729 during the same period in 2008. This led to a $4,579,986 increase in our gross margin to $4,579,986 for fiscal period ended September 30, 2008 from $0 for fiscal period ended September 30, 2007.

Net realized and unrealized loss on the sale of securities was $106,556 during the period ended September 30, 2008 versus $0 for the same period ended September 30, 2007, an increase of $106,556.

Our general and administrative expenses during the nine months ended September 30, 2008 were $9,277,908 versus $2,036,704 for the same period in 2007. The increase to $7,096,204 was driven by the acquisitions of the Company’s operating subsidiaries, WiseBuys and Hackett’s.

Seaway Valley Capital Corporation had an operating loss of $4,804,478 for the first nine months of fiscal 2008 versus a loss of $2,036,704 for the same period ended September 30, 2007.

We incurred a loss from continuing operations of $2,679,501 for the first nine months in fiscal 2008, compared to a loss of $1,909,785 for the same period in 2007.  The primary drivers of the 2008 loss were the increases in SG&A expenses, the expenses associated with the conversion of WiseBuys stores to Hackett’s stores, and the loss of potential revenues while these stores are being converted.  Management feels that these conversions will be completed in 2009.

On July 1, 2007, when Seaway Capital, Inc. acquired control of the Company from GreenShift Corporation, the Company sold its operating businesses to GS CleanTech Corporation, an affiliate of GreenShift, in return for the assumption by GS CleanTech of a $1,125,000 convertible debenture owed by the Company.  These operations – considered “discontinued operations” - resulted in a loss of $2,013,836 during the nine months ended September 30, 2007.

Net losses for the periods ended September 30, 2008 and September 30, 2007 were $2,682,636 and $3,923,621, respectively.  The primary drivers for the losses in 2008 were expenses relating to the increased overhead associated with Hackett’s, the expenses related to the WiseBuys store conversions, and the reduced sales revenues suffered during store conversions.

Liquidity and Capital Resources

Our operations have been funded to date primarily by loans (both bank loans and more recently convertible debentures), contributions by our founders and their associates, and profitable securities sales at Seaway Valley Fund, LLC.  The net amount of the bank loans is reflected on our September 30, 2008 balance sheet in the aggregate amount of $12,926,642. The net amount of the convertible debentures is reflected on our September 30, 2008 balance sheet in the aggregate amount of $5,464,017.

As a result, to increase the Company’s liquidity and to help fund operations, the Company secured a $5 million inventory-based line of credit from Wells Fargo in March 2008.  Concurrently, YA Global Investments, LP acquired over $2.249 million of the Company’s legacy senior bank debt, most of which was due at that time.  The purchase and exchange of this debt into convertible debentures by YA Global materially lowered that Company’s immediate cash needs by $2.249 million and also allowed the Company to maintain significantly more available capital under the Wells Fargo line of credit.  In addition, the Company expects to receive capital from Golden Gate Investors, Inc. and JMJ Financial to satisfy its Promissory Note asset of $2.125 million during 2008 and 2009.

As of September 30, 2008, the Company was in breach of certain loan covenants of the Wells Fargo line of credit.  As a result conditional terms were outlined by Wells Fargo, and to date certain of those conditional terms had not yet been met.  Specifically, the Company has raised additional capital of approximately $620,000, which is $315,000 below the $935,000 required by Wells Fargo.  Although the Company continues to seek out additional capital, no guarantee can be made of our ultimate success in doing so.  As a result of the foregoing, the Company was not in compliance of the debt agreement at September 30, 2008.  Due to the default, certain other long term obligations that may be callable by the holders have been classified as current in the accompanying financial statements.

We have the capital resources necessary to carry on operations for the next period, despite continuing losses and the line of credit covenant breach.  In order to implement our revised business plan, however, we will need substantial additional capital, including the funds associated with any of the Company’s notes receivable outstanding.

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

The issuance of shares under our convertible debentures agreements could increase the total common shares outstanding significantly.

The holders of the debentures could convert such debentures into approximately 12,487,714,741 shares based on the market price on September 30, 2008. Such issuances would reduce the percentage of ownership of our existing common stockholders. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

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

Tom Scozzafava, Chief Executive Officer, and Christopher Swartz, Chief Operating Officer, are the only member of our Board of Directors. There is no audit committee of the board and no compensation committee. This situation means that Mr. Scozzafava and Mr. Swartz will determine the direction of our company without the benefit of an objective perspective and without the contribution of insights from outside observers.  This may limit the quality of the decisions that are made.  In addition, the absence of independent directors in the determination of compensation may result in the payment of inappropriate levels of compensation.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company's WiseBuys subsidiary is party to the matter entitled Einar J. Sjuve vs. WiseBuys Stores, Inc. et al, which action was filed in the Supreme Court of Oswego County, New York in January 2008. The complaint involves an alleged slip and fall that occurred at WiseBuys’ Pulaski, NY store in 2005.  The Plaintiff is alleging damages in the amount of $125,000.  WiseBuys has answered the complaint denying the majority of the claims.  WiseBuys believes that it has adequate insurance coverage to protect it against any potential liability for the claim.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the nine months ended September 30, 2008

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following are exhibits filed as part of the Company's Form 10-Q for the period ended September 30, 2008:

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

SEAWAY VALLEY CAPITAL CORPORATION

By:	/S/	THOMAS SCOZZAFAVA
THOMAS SCOZZAFAVA
Chairman, Chief Executive Officer
and Chief Financial Officer
Date:		November 18, 2008