Form 10-K
period 2008-12-31
SEAWAY VALLEY CAPITAL CORP
filed 2009-05-18
CIK 884380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No √

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

Indicate by check mark if  disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)   Large accelerated filer       Accelerated filer       Non-accelerated filer     Small reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[   ] No [X]

The number of outstanding shares of common stock as of May 14, 2009 was 3,411,426. Based on the closing price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 14, 2009 was $170,571.

Seaway Valley Capital Corporation
ANNUAL REPORT ON FORM 10-K
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

TABLE OF CONTENTS

Forward Looking Statements

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Seaway Valley Capital Corporation (“Seaway Valley” or the “Company”) is a venture capital and investment company.  Seaway Valley focuses on equity and equity-related investments in companies that require expansion capital and in companies pursuing acquisition strategies.   Seaway Valley will consider investment opportunities in a number of different industries, including retail, consumer products, restaurants, media, business services, and manufacturing. The Company will also consider select technology investments.  Returns are intended to be in the form of the eventual share appreciation and dispossession of those equity stakes and income from loans made to businesses.

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

Subsequent to the acquisition, WiseBuys has contributed its retail assets to Hackett’s, and management intends to convert the five WiseBuys stores into Hackett’s brand stores.  During 2008, the Company operated ten Hackett’s locations - Canton, Gouverneur, Hamilton, Massena, Ogdensburg, Potsdam, Pulaski, Sackets Harbor, Tupper Lake, and Watertown – all in New York.

HOSPITALITY HOLDINGS

On June 1, 2008, Seaway Valley acquired the assets and companies of North Country Hospitality, Inc.  “North Country” was formed in 2005 and acquired and developed hospitality assets such as restaurants, lodging and other consumer product companies in northern New York.   At the time of the acquisition, North Country owned the following businesses:

Alteri Bakery, Inc.

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

Sackets Harbor Brewing Company, Inc.

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

Seaway Restaurant Group

Seaway Restaurant Group ("SRG") is comprised of a dynamic and developing roster of upscale casual- and fine-dining restaurants. Each of the SRG restaurants is unique and memorable, which allows our guests to visit any among them multiple nights during the week to discover something new and exciting upon each visit. The common thread uniting all SRG restaurants is an emphasis on excellent food, superior service, and genuine value. We have been fortunate to receive acknowledgements for our restaurants from both our customers and within the industry.

INVESTMENT FUND

On July 1, 2007, Seaway Valley Capital Corporation assumed the role of Fund Manager of the Seaway Valley Fund, LLC, which is a wholly owned subsidiary of WiseBuys Stores, Inc. As the sole investment manager of the Fund, the Company makes exclusive investment decisions regarding acquisition and dispossession of various securities in the Fund.  At the time the Company assumed the management of the Fund on July 1, 2007, its assets totaled approximately $1.83 million.  During 2007, the Company successfully negotiated and sold securities on behalf of the Fund that generated gross proceeds of $1.52 million with realized profits of approximately $1.0 million.  There was no material activity or assets in the Fund during 2008.

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

After the merger of the operations of WiseBuys and Hackett’s, in 2008 Hackett’s operated stores in the following locations:

•	Canton, NY - full line department store;

•	Gouverneur, NY - full line department store;

•	Hamilton, NY - full line department store;

•	Massena, NY - mall store featuring mostly clothing and footwear;

•	Ogdensburg, NY - full line department store

•	Potsdam, NY - full line department store;

•	Pulaski, NY - full line department store;

•	Sackets Harbor- seasonal store featuring mostly clothing and footwear

•	Tupper Lake, NY - full line department store; and

•	Watertown, NY - full line department store

The Company owns four real estate properties and more typically enters seven or ten year leases with multiple five year options to re-new.

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

The majority of Hackett’s hard line inventory is available through membership in the member buying cooperative, True Value.  Store managers at the respective Hackett’s locations maintain online access to thousands of True Value items with direct “drop” or delivery. Managers order in units as low as one, with delivery multiple times per week.  In addition, Hackett’s has multiple sources for over 120,000 individual items or SKUs ("stock keeping units") in home entertainment, electronics, toys, hardware, furniture, house wares, appliances, crafts, households, seasonal goods, paper, sporting goods, pets, and other.  RadioShack, which supplies consumer electronics, is a vendor in numerous Hackett’s stores where Hackett’s owns franchise rights and operates RadioShack “stores-within-a-store.”

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

On December 18, 2008, Seaway Valley Capital Corp. (“SVCC”) transferred ownership of its subsidiary, Patrick Hackett Hardware Company (“PHHC”), to a public company named “The Americas Learning Centers, Inc.” (“ALRN”).  The transfer was affected by the following procedures:
•	SVCC transferred 96 shares of the capital stock of PHHC to ALRN and later transferred into ALRN 404 additional shares of PHHC that had been issued to the Company in July 2008 to ALRN.
•	SVCC paid $35,000 to the majority shareholders of ALRN.
•	The majority shareholders of ALRN transferred to SVCC common and preferred stock in ALRN that collectively represents approximately 88% of the equity in ALRN.
•	The majority shareholders of ALRN transferred to SVCC convertible debt instruments issued by ALRN in the principal amount of $345,559.
•
ALRN issued to its majority shareholders promissory notes in the aggregate principal amount of $215,000, requiring payments of approximately $10,000 in 30 days and approximately $33,000 every 30 days after issuance.  SVCC guaranteed the payments due under the notes.

•	Tom Scozzafava, the CEO of SVCC, was appointed CEO and Chairman of the Board of ALRN.

All of the securities delivered at closing were placed in escrow.  The Escrow Agreement provides that if ALRN satisfies its obligations under the notes issued to its majority shareholders, then the escrow agent will deliver the securities as described above.  If, however, there is a default under the promissory notes, then all of the assets described above will be returned to their owners prior to the closing, except that none of the funds contributed by SVCC will be reimbursed to it. The ALRN changed its name to Hackett’s Stores Inc. and its symbol to HCKE.PK in 2009.

DESCRIPTION OF THE BUSINESS OF NORTH COUNTRY HOSPITALITY HOLDINGS

Alteri Bakery, Inc.

Alteri Bakery, Inc. (“Alteri’s”)  has serviced the North Country region with quality baked goods since 1971.  Alteri’s is located in a state of the art baking facility in the heart of Watertown’s business district, and is one of the last traditional Italian bakeries in the area.  Alteri's produces the area’s only "true" Italian breads and specialty pastry items, such as cakes, cookies, muffins, bagels, and specialty gift baskets.  Alteri’s products can be found at local restaurants, grocery stores, schools, and its own store.  In addition, Alteri’s recently assumed the production of sub rolls for the entire Jreck Subs franchise chain of 47 locations, which alone includes approximately two million five hundred thousand rolls baked and shipped annually.

The majority of Alteri’s bread is sold through supermarkets and mass merchandisers, while sweet goods are sold principally through supermarkets, national mass merchandisers and convenience stores. One customer, JRECK SUBS, Inc., accounted for approximately 50% of Alteri’s net sales in fiscal 2008 or approximately $1,200,000. No other single customer accounted for more than 10.0% of Alteri’s net sales. Sweet goods sales tend to be somewhat seasonal, with a historically weak winter period, which we believe is attributable to altered consumption patterns during the holiday season. Sales of buns and rolls products are historically higher in the spring and summer months.

Alteri’s marketing and advertising campaigns are conducted through targeted print advertising, as well as coupon inserts in newspapers and other printed media.  Alteri’s products are distributed in markets primarily in northern New York. Alteri’s plant is located close to Alteri’s major marketplace enabling effective delivery and superior customer service. We do not keep a significant backlog of inventory, as Alteri’s fresh bakery products are promptly distributed to Alteri’s customers after being produced.

We deliver Alteri’s fresh baked bread and sweet goods from Alteri’s production facility in Watertown, NY. Alteri’s sales force then delivers primarily to mass merchandisers, supermarkets and convenience stores on Alteri’s regional delivery routes. We are one of only a few fresh baked bread and sweet goods producers with a direct store delivery, or DSD, system that enables us to provide frequent and individualized service to Alteri’s customers. Alteri’s DSD system allows us to effectively manage shelf space and efficiently execute in-store promotions and new product introductions. Alteri’s business plan calls for implementing a distribution system that evolves from Alteri’s current system, which generally provides the same delivery to all customers, to one that utilizes different delivery options for Alteri’s customers based on customer size, growth potential and service needs. We believe this system will lower Alteri’s cost structure and contribute to profitable growth in revenues.

In accordance with industry practice, we repurchase dated and damaged products from most of Alteri’s customers.

Alteri’s faces intense competition in its markets from primarily large national bakeries, smaller regional operators, small retail bakeries, supermarket chains with their own bakeries, grocery stores with their own in-store bakery departments or private label products and diversified food companies. Competition is based on product quality, price, customer service, brand recognition and loyalty, promotional activities, access to retail outlets and sufficient shelf space and the ability to identify and satisfy consumer preferences. Customer service, including responsiveness to delivery needs and maintenance of fully stocked shelves, is also an important competitive factor and is central to the competition for retail shelf space. Alteri’s ability to provide customer service through Alteri’s DSD delivery system is highly reliant on the execution and performance of Alteri’s route drivers. This system is operated under collective bargaining agreements that can restrict the implementation, timing and effectiveness of Alteri’s sales operation. Interstate Bakeries, Campbell Soup Company, George Weston Limited, Flowers Foods, Inc., Grupo Bimbo, S.A. and Sara Lee Corporation are the largest fresh baked bread competitors, each marketing bread products under various brand names. Flowers Foods, Inc., George Weston Limited, Grupo Bimbo, S.A., Krispy Kreme Doughnuts, Inc., McKee Foods Corporation and Tasty Baking Company are Alteri’s largest competitors with respect to fresh baked sweet goods. In addition, fresh baked sweet goods also compete with other sweet snack foods like cookies and candies. From time to time, we experience price pressure in certain of Alteri’s markets as a result of competitors’ promotional pricing practices.

Most ingredients in Alteri’s products, principally flour, sugar and edible oils, are readily available from numerous sources. To date, we have not utilized commodity hedging derivatives such as exchange traded futures and options on wheat, corn, soybean oil and certain fuels, to reduce Alteri’s exposure to commodity price movements for future ingredient and energy needs. We also purchase other major commodity requirements through advance purchase contracts, generally not longer than one year in duration, to lock in prices for raw materials.  Prices for Alteri’s raw materials are dependent on a number of factors including the weather, crop production, transportation and processing costs, government regulation and policies, and worldwide market supply of, and demand for, such commodities. Although we believe that we are able to obtain competitive prices, the inherent volatility of commodity prices occasionally exposes us to fluctuating costs. We attempt to recover the majority of Alteri’s commodity cost increases by increasing prices, moving towards a higher margin product mix or obtaining additional operating efficiencies. We are limited, however, in Alteri’s ability to take greater price increases than the bakery industry as a whole because demand for Alteri’s products has shown to be negatively affected by such price increases.

We employ approximately 50 people, of which 20 are full-time employees.

Alteri’s operations are subject to regulation by various federal, state and local government entities and agencies. As a baker of fresh baked bread and sweet goods, Alteri’s operations are subject to stringent quality, labeling and traceability standards, including the Federal Food and Drug Act of 1906 and Bioterrorism Act of 2002, and rules and regulations governing trade practices, including advertising. Alteri’s bakery operations and Alteri’s delivery fleet are subject to various federal, state and local environmental laws and workplace regulations, including the federal Occupational Safety and Health Act of 1970, the federal Fair Labor Standards Act of 1938, the federal Clean Air Act of 1990, the federal Clean Water Act of 1972 and the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA. Future compliance with or violation of such laws or regulations, and future regulation by various federal, state and local government entities and agencies, which could become more stringent, may have a material adverse effect on Alteri’s financial condition and results of operations. We could also be subject to litigation arising out of such governmental regulations that could have a material adverse effect on Alteri’s financial condition and results of operations. We believe that Alteri’s current legal and environmental compliance programs adequately address such concerns and that we are in substantial compliance with such applicable laws and regulations. From time to time the Company receives notices of violation relating to environmental and other regulations. When such notices are received, the Company works with the appropriate authorities to seek a resolution to the violations, which may include payment of fines or penalties, adjustment to company operations or protocols, site remediation, or the acquisition or repair of equipment at the facility in question.

While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of Alteri’s management, the ultimate liability arising from such environmental matters, taking into account established accruals for estimated liabilities, should not be material to Alteri’s overall financial position, but could be material to results of operations or cash flows for a particular quarter or annual period.

Sackets Harbor Brewing Company, Inc.

Sackets Harbor Brewing Company (“SHBC”) develops, produces, and markets micro brewed beers such as the award winning “War of 1812 Amber Ale” and “Railroad Red Ale” as well as “Thousand Island Pale Ale”, “1812 Amber Ale Light” and “Harbor Wheat” premium craft beers.  Its “1812 Amber Ale” is the company’s flagship brand and was the winner of a Silver Award at the 1998 World Beer Championship and has been aggressively marketed to command a significant retail presence in the regional market place.  Management estimates 1812 Ale is distributed to over 3,000 retail locations in New York and Florida.  The company has also developed complementary products such as Sackets Harbor Coffee and Sackets Harbor Brewing Co. Root Beer.

The U.S. domestic beer market falls into a number of market categories, some of which include low-priced, premium, super premium, lite, import, and specialty/craft beers. In the Domestic Territory, the Company competes in the specialty/craft category, the size of which is currently estimated by the Brewers Association to be approximately 8 million barrels produced per year. Craft beers are typically all malt, characterized by their full flavor, and are usually produced using methods similar to those of traditional European brews. The domestic beer market is dominated by large domestic and international brewers, and the craft brewing segment is growing, but is relatively small.

The Company's bottled products are sold through wholesale distributors to consumers at supermarkets, warehouse stores, liquor stores, taverns and bars, restaurants, and convenience stores.  Currently two of the Company's brands are also available on draft. The Company's products are delivered to retail outlets by independent distributors whose principal business is the distribution of beer and in some cases other alcoholic beverages, and who typically also distribute one or more national beer brands. Together with its distributors, the Company markets its products to retail outlets and relies on its distributors to provide regular deliveries, to maintain retail shelf space, and to oversee   timely rotation of inventory. The Company also offers a variety of ales and lagers directly to consumers at the tavern and merchandise store in Sackets Harbor, New York.

Production of the Company's beverages requires quantities of various agricultural products, including barley, hops, malt, and malted wheat for beer. The Company fulfills its commodities requirements through purchases from various sources, some through contractual arrangements and others on the open market. These purchases are made directly by High Falls Brewing Company, which brews the Company's products on a contract basis. The Company experienced substantial increases in the price of hops during 2008 due to low supply and high demand. The commodity markets have experienced, and the Company believes that the commodity markets will continue to experience, price, availability and demand fluctuations. The price and supply of raw materials will be determined by, among other factors, the level of crop production, weather conditions, export demand, and government regulations and legislation affecting agriculture.

The Company’s product sales are seasonal, with the first and fourth quarters historically being the slowest and the rest of the year typically having stronger sales. The sales volume can be affected by weather. Accordingly, the Company’s results for any individual quarter may not be indicative of the results that may be achieved for the full fiscal year.

The Company markets its products through various advertising programs with its distributors and wholesalers. The sales and marketing staff offer support to the wholesalers and retailers by educating them about the Company’s products. The Company’s products are promoted at local art music or food festivals, and restaurants and pubs. The Company has a brewpub in Sackets Harbor, NY.  The Company also utilizes signs, tap handles, coasters, logo glassware and posters to promote its products in bars, pubs and restaurants.  At times the Company has introduced various discounting programs, primarily ‘post-offs’ that are often done in conjunction with distributors and retailers. Additionally, the Company does advertise its products in print media and billboards.

The Company's brewing operations are subject to licensing by local, state and federal governments, as well as to regulation by a variety of state and local agencies. The Company is licensed to manufacture and sell beer by the Departments of Alcoholic Beverage Control in New York. A federal permit from the United States Treasury Department, Alcohol and Tobacco Tax and Trade Bureau (the "TTB") (formerly the Bureau of Alcohol, Tobacco, and Firearms) allows the Company to manufacture fermented malt beverages. To keep these licenses and permits in force the Company must pay annual fees and submit timely production reports and excise tax returns. Prompt notice of any changes in the operations, ownership, or company structure must also be made to these regulatory agencies. The TTB must also approve all product labels, which must include an alcohol use warning. The Company's production operations must also comply with the Occupational Safety and Health Administration's workplace safety and worker health regulations and comparable state laws. Management believes that the Company is presently in compliance with the aforementioned laws and regulations. In addition, the Company has implemented its own voluntary safety program.

In the United States, the federal excise tax rate is $7.00 per bbl. for up to 60,000 bbl. per year and $18.00 per bbl. for over 60,000 bbl. for brewers producing less than 2,000,000 barrels per year. The State of New York presently imposes on brewers an excise tax of $3.88 per bbl. for production in excess of 100,000 bbl. per year.

Seaway Restaurant Group

Seaway Restaurant Group ("SRG") is comprised of a dynamic and developing roster of upscale casual- and fine-dining restaurants. Each of the SRG restaurants is unique and memorable, which allows our guests to visit any among them multiple nights during the week to discover something new and exciting upon each visit. The common thread uniting all SRG restaurants is an emphasis on excellent food, superior service, and genuine value. We have been fortunate to receive acknowledgements for our restaurants from both our customers and within the industry. Sackets Harbor Brew Pub (the "Brew Pub") is an operating restaurant and bar that produces its own premium craft beers on site while also offering fine dining. The Brew Pub offers a rotating selection of six of its own specialty craft beers on tap including its War of 1812 Amber Ale (“1812 Amber Ale”), Railroad Red, Harbor Wheat and Thousand Island Pale Ale as well as ever changing seasonal offerings.

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

ITEM 1A.                      RISK FACTORS

There are many important factors that have affected, and in the future could affect, Seaway Valley Capital Corporation's business, including but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

The issuance of shares under our convertible debentures agreements could increase the total common shares outstanding by 99%.

The holders of the debentures could convert such debentures into approximately 439,855,446  shares based on the closing market price on April 15, 2009. Such issuances would reduce the percentage of ownership of our existing common stockholders. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

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

The Company’s growth strategy of new store openings and acquisitions could create challenges it may not be able to adequately meet.

The Company intends to continue to pursue growth for the foreseeable future, and to evolve existing business to promote growth.  The Company’s future operating results will depend largely upon its ability to promote its respective products, open and operate stores and restaurants successfully and to profitably manage a larger business.   Operation of a greater number of new stores, moving or expanding store locations and expansion into new markets may present competitive and merchandising challenges that are different from those currently encountered by the Company in existing stores and markets. There can be no assurance that the Company’s expansion will not adversely affect the individual financial performance of its existing stores or the overall results of operations.  Further, as the number of stores and the Company’s products market share increases, the Company may face risks associated with market saturation of its products and concepts. Finally, there can be no assurance that Hackett’s will successfully achieve expansion targets or, if achieved, that planned expansion will result in profitable operations.

This growth strategy requires improving the Company’s operations, and the Company may not be able to do this sufficiently to effectively prevent negative impact on its business and financial results.

In order to manage the Company’s planned expansion, among other things, the Company will need to locate suitable store sites, negotiate acceptable lease terms, obtain or maintain adequate capital resources on acceptable terms, source sufficient levels of inventory, hire and train store managers and sales associates, integrate new stores into existing operations and maintain adequate distribution center space and information technology and other operations systems.  If the Company is unable to accomplish all of these tasks in a cost-effective manner, its business plan will not be successful.

The Company needs to continually evaluate the adequacy of its management information and distribution systems.

Implementing new systems and changes made to existing systems could present challenges management does not anticipate and could negatively impact the Company’s business. Management cannot anticipate all of the changing demands that expanding and changing operations will impose on business, systems and procedures, and the failure to adapt to such changing demands could have a material adverse effect on results of operations and financial condition. Failure to timely implement initiatives necessary to support expanding and changing operations could materially impact business.

The success of the Company’s businesses depends on establishing and maintaining good relationships with mall operators and developers, and problems with those relationships could make it more difficult for the Company to expand to certain sites or offer certain products.

Any restrictions on the Company’s ability to expand its products’ marketshare or locate to new store sites, remodel or relocate stores where management feels it necessary or to offer a broad assortment of merchandise could have a material adverse effect on business, results of operations and financial condition. If relations with developers or distributors becomes strained, or the Company otherwise encounters difficulties in leasing store sites or finding new outlets for its products, the Company may not grow as planned and may not reach certain revenue levels and other operating targets.  In particular, risks associated with these relationships are more acute given recent consolidation in the retail store industry, and Hackett’s has seen certain increases in expenses as a result of such consolidation that could continue.

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

Economic conditions could change in ways that reduce the Company’s sales or increase its expenses.

Certain economic conditions affect the level of consumer spending, including, among others, employment levels, salary and wage levels, interest rates, taxation and consumer confidence in future economic conditions. Hackett’s is also dependent upon the continued popularity of malls and strip malls as a shopping destination, the ability of other mall tenants and other attractions to generate customer traffic and the development of new malls. A further slowdown in the United States economy or an uncertain economic outlook could lower consumer spending levels and cause a decrease in mall traffic or new mall development, each of which would adversely affect growth, sales results and financial performance.

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

Hackett’s and its partners purchase licensed merchandise from a number of suppliers who hold manufacturing and distribution rights under the terms of certain licenses. Hackett’s generally relies upon vendors’ representations concerning manufacturing and distribution rights and do not independently verify whether these vendors legally hold adequate rights to licensed properties they are manufacturing or distributing. If Hackett’s or its partners acquire unlicensed merchandise, Hackett’s could be obligated to remove such merchandise from stores, incur costs associated with destruction of merchandise if the distributor is unwilling or unable to reimburse Hackett’s, and be subject to liability under various civil and criminal causes of action, including actions to recover unpaid royalties and other damages. Any of these results could have a material adverse effect on business, results of operations and financial condition.

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

Change in public attitude and drinking preferences.

There is an increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol, including alcoholism. This may adversely affect consumption of alcoholic beverages. Consumers drinking preferences may also change due to availability of a variety of products in the craft brew segment. We believe that any changes in governmental regulation and/or shift in consumer preference may have an adverse impact on our operations.

Advertising and marketing efforts.

The sales and marketing programs used by us to generate demand for our products may be unsuccessful.  In the future this could lead to lowering prices that we charge for our products from our historical levels, depending on competitive factors in our various markets. To increase demand for our products, we have participated in price promotions with our wholesalers and retail customers in most of our markets. The number of markets in which we participate in price promotions and the frequency of such promotions may change depending upon market conditions. There can be no assurance however that our price promotions will be successful in increasing demand for our products.

Litigation

In the future we may be subject to litigation that could have a material adverse effect on our financial condition and operations.  At any given time, we are subject to claims and actions incidental to the operation of our business. The outcome of these proceedings cannot be predicted. If a plaintiff were successful in a claim against our Company, we could be faced with the payment of a material sum of money. If this were to occur, it could have an adverse effect on our financial condition.

ITEM 1B    UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company currently maintains office space at 10-18 Park Street, 2 nd Floor, Gouverneur, New York 13642 in a leased facility. The Company paid no rent during 2008 for these offices. During 2009 the Company may be asked to pay rent for these offices. We believe these offices will be sufficient for our needs for the foreseeable future.

The Company and/or its subsidiaries own or leases a number of properties.  Below is a complete list of the Company’s real estate properties – both leased and owned:

Patrick Hackett Hardware Company (owned) 19 Minor Street Canton, NY 13617	Patrick Hackett Hardware Company (owned) 1223 Pickering Street Ogdensburg, NY 13669
Patrick Hackett Hardware Company (owned) 1301 State Street Ogdensburg, NY 13669	Patrick Hackett Hardware Company (owned) 213 West Main Street Sackets Harbor, NY 13685
Good Fello’s Brick Oven Pizza and Wine Bar (owned) 202 West Main Street Sackets Harbor, NY 13685	Sackets Harbor Brew Pub (owned) 212 West Main Street Sackets Harbor, NY 13685
Sackets Cantina (owned) 210 West Main Street Sackets Harbor, NY 13685	Alteri Bakery, Inc. (owned) 981 Waterman Drive Watertown, NY 13601
North Country Hospitality Headquarters (owned) 24685 NYS Rte. 37 Watertown, NY 13601	Patrick Hackett Hardware Company (leased) 5533 University Plaza Canton, NY 13617
Patrick Hackett Hardware Company (leased) 471 East Main Street, Suite 1B Gouverneur, NY 13642	Patrick Hackett Hardware Company (leased) 200 Market Street Potsdam, NY 13676
Patrick Hackett Hardware Company (leased) 3779 State Route 3 Pulaski, NY 13142	Patrick Hackett Hardware Company (leased) 6100 St. Lawrence Center Massena, NY 13662
Patrick Hackett Hardware Company (leased) 94 Demars Blvd., Suite 1 Tupper Lake, NY 12986	Patrick Hackett Hardware Company (leased) 144 Eastern Blvd. Watertown, NY 13601
Patrick Hackett Hardware Company (leased) 108 Utica Street, Route 12B Hamilton, NY 13346

ITEM 3. LEGAL PROCEEDINGS
The Company's WiseBuys subsidiary is party to the matter entitled Einar J. Sjuve vs. WiseBuys Stores, Inc. et al, which action was filed in the Supreme Court of Oswego County, New York in January 2008. The complaint involves an alleged slip and fall that occurred at WiseBuys’ Pulaski, NY store in 2005.  The Plaintiff is alleging damages in the amount of $125,000.  WiseBuys intends to answer the complaint denying the majority of the claims.  WiseBuys believes that it has adequate insurance coverage to protect it against any potential liability for the claim. This matter is still pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Seaway Valley’s Common Stock trades on the OTC Bulletin Board under the symbol "SWVL." The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's Common Stock during the past two years as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period	High	Low

2007 First Quarter	745.0	080.0

2007 Second Quarter	325.0	035.0

2007 Third Quarter	430.0	200.0

2007 Fourth Quarter	225.0	055.0

2008 First Quarter	067.5	027.5

2008 Second Quarter	033.0	005.5

2008 Third Quarter	005.5	000.7

2008 Fourth Quarter	009.0	000.1

There are 124 holders of record of the Company’s common stock.  The number of holders does give effect to beneficial ownership of shares held in the street name of stock brokerage houses or clearing agents but does not necessarily reflect the actual ownership of the shares.

DIVIDENDS

We have no present intention of paying dividends in the foreseeable future. Our policy for the time being is to retain earnings and utilize the funds for operations and growth. Future dividend policies will be determined by the Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions.

SALE OF UNREGISTERED SECURITIES

None during the 4th quarter of 2008.

REPURCHASE OF EQUITY SECURITIES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 3th quarter of 2008.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	765,000
Total	200,000	-	765,000

ITEM 6.                                     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Seaway Valley Capital Corporation is a venture capital and investment company that focuses primarily on equity and equity-related investments in companies that require expansion capital and in companies pursuing acquisition strategies. Seaway Valley will consider investment opportunities in a number of different industries, including retail, consumer products, restaurants, media, business services, and manufacturing. The Company will also consider select technology investments.  Returns are intended to be in the form of the eventual share appreciation and dispossession of those equity stakes and income from loans made to businesses.

On October 23, 2007, Seaway Valley acquired all of the capital stock of WiseBuys Stores, Inc.  WiseBuys was organized in 2003 and owned and operated five retail stores in central and northern New York.  On November 7, 2007, Seaway Valley purchased all of the outstanding capital stock of Patrick Hackett Hardware Company, a New York corporation.  Hackett’s, one of the nation’s oldest retailers, with roots dating back to 1830, is a full line department store specializing in premium, name brand merchandise and full service hardware.  At the time of the acquisition, Hackett’s had locations in five towns in upstate New York.  Each store features brand name clothing for men, women, and children, and a large selection of athletic, casual, and work footwear.  Hackett’s also carries domestics, home décor, gifts, seasonal merchandise and sporting goods.  Hackett’s full service hardware department features traditional hardware, tool, plumbing, paint and electrical departments.  WiseBuys contributed its retail assets to Hackett’s, and management begain converting the five WiseBuys stores into the Hackett’s brand stores during 2008.  , During 2008, the Company operated ten Hackett’s locations - Canton, Gouverneur, Hamilton, Massena, Ogdensburg, Potsdam, Pulaski, Sackets Harbor, Tupper Lake, and Watertown – all in New York.

On December 18, 2008, Seaway Valley Capital Corp. (“SVCC”) transferred ownership of its subsidiary, Patrick Hackett Hardware Company (“PHHC”), to a public company named “The Americas Learning Centers, Inc.” (“ALRN”).  The transfer was affected by the following procedures:
•	SVCC transferred 96 shares of the capital stock of PHHC to ALRN and later transferred into ALRN 404 additional shares of PHHC that had been issued to the Company in July 2008 to ALRN.
•	SVCC paid $35,000 to the majority shareholders of ALRN.
•	The majority shareholders of ALRN transferred to SVCC common and preferred stock in ALRN that collectively represents approximately 88% of the equity in ALRN.
•	The majority shareholders of ALRN transferred to SVCC convertible debt instruments issued by ALRN in the principal amount of $345,559.
•
ALRN issued to its majority shareholders promissory notes in the aggregate principal amount of $215,000, requiring payments of approximately $10,000 in 30 days and approximately $33,000 every 30 days after issuance.  SVCC guaranteed the payments due under the notes.

•	Tom Scozzafava, the CEO of SVCC, was appointed CEO and Chairman of the Board of ALRN.

All of the securities delivered at closing were placed in escrow.  The Escrow Agreement provides that if ALRN satisfies its obligations under the notes issued to its majority shareholders, then the escrow agent will deliver the securities as described above.  If, however, there is a default under the promissory notes, then all of the assets described above will be returned to their owners prior to the closing, except that none of the funds contributed by SVCC will be reimbursed to it. The ALRN changed its name to Hackett’s Stores Inc. and its symbol to HCKE.PK in 2009.

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

Seaway Restaurant Group ("SRG") is comprised of a dynamic and developing roster of upscale casual- and fine-dining restaurants. Each of the SRG restaurants is unique and memorable, which allows our guests to visit any among them multiple nights during the week to discover something new and exciting upon each visit. The common thread uniting all SRG restaurants is an emphasis on excellent food, superior service, and genuine value. We have been fortunate to receive acknowledgements for our restaurants from both our customers and within the industry.

Result of Operations

Fiscal Year Ended December 31, 2008 Compared with Fiscal Year Ended December 31, 2007
The Company’s net sales increased to $21,894,746 for the fiscal year ended December 31, 2008 versus $4,197,633 for fiscal year ended December 31, 2007, an increase of $17,697,113.  The increase in sales was the result of the acquisition of Hackett’s and North Country Hospitality, Inc., which took place on November 7, 2007 and on June 1, 2008, respectively.

Cost of goods sold were $15,045,036 in 2008 versus $2,529,195 in 2007 generating a gross profit of $6,849,710 in 2008 versus $1,668,438 in 2007.

The Company incurred a loss on the sale of securities of $106,556 in 2008 versus achieving a gain of $1,219,408 in 2007.

Selling, general and administrative expenses were $13,026,449 for the year ended December 31, 2008 as compared to $3,991,717 for the year ended December 31, 2007, representing an increase of $ $9,034,732. The increase was primarily due to the acquisition of Hackett’s and North Country Hospitality, Inc. in late 2007 and 2008, respectively.  Additionally, the recognized impairment of Goodwill of $6,839,736 caused Total Operating Loss to increase to $13,123,031 from a loss of $1,103,871 in 2007.

Other income (expense) increased to $1,096,452 for the year ended December 31, 2008 from $135,283 for the year ended December 31, 2007, or an increase of $961,169. Included in the increase was income from unrealized gain on derivative instruments of $4,043,266 in 2008 versus $1,270,146 in 2007, which help offset an increase in interest expense to $3,262,097 in 2008 from $1,172,112 in 2007.

As a result of the foregoing, we incurred a loss from continuing operations of $12,026,579 in 2008 versus a loss of $968,588 in 2007.

There was no income or loss from discontinued operations in 2008 versus 2007.  On July 1, 2007, when Seaway Capital, Inc. acquired control of the Company from GreenShift Corporation, the Company sold its operating businesses to GS CleanTech Corporation, an affiliate of GreenShift, in return for the assumption by GS CleanTech of a $1,125,000 convertible debenture owed by the Company (See Note 15 to the Consolidated Financial Statements).  This sale resulted in a one-time gain on the disposition of the discontinued operations of $1,363,334, which was more than offset by operating losses of that divested division of $2,591,744, which resulted in a net loss from discontinued operations of $1,228,410.

Net results for the fiscal years of 2008 and 2007 was a loss of $12,026,579 and a loss of $3,967,952, respectively.  The primary drivers for the losses in 2008 were expenses relating to the impairment of Goodwill, the expenses relating to the conversion of WiseBuys stores into Hackett’s stores, losses from lack of inventory at Hackett’s in the first six month of 2008, share based compensation, and increased accrued interest expenses.

Liquidity and Capital Resources

Our operations have been funded to date primarily by loans (both bank loans and convertible debentures), contributions by our founders and their associates, and in 2007 profitable securities sales at Seaway Valley Fund, LLC.  The net amount of the bank loans is reflected on our December 31, 2008 balance sheet in the aggregate amount of $11,244,510.  The net amount of the convertible debentures is reflected on our December 31, 2008 balance sheet in the aggregate amount of $5,520,809.

At December 31, 2008 we had $10,467,961 in current assets, of which inventory represented $7,416,788 at cost and which was readily saleable.  Our marketable securities held in the Fund as of December 31, 2008 had a market value of $0, which, unless they appreciate in value significantly, would not be sufficient to offset potential losses and satisfy upcoming debt obligations.

As a result, we may not have the capital resources necessary to carry on operations for the next year with continuing losses.  In order to implement our business plan we will need substantial additional capital, including the funds associated with any of the Company’s notes receivable outstanding.

The Company expects to fund its operations and capital expenditures from internally generated funds as well as additional outside capital, which may come in the form of equity or debt.  The Company requires additional funds for continuance of operations and may seek to raise such additional funds through public and private equity financings or from other sources. However, management cannot assure you that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us or that any additional financing will not be dilutive.

Future maturities of long-term debt and capital lease obligations are as follows:

Year Ending December 31	Total
2009	$3,344,799
2010	402,925
2011	262,270
2012	648,280
2013	600,677
Thereafter	2,920,442
Total	$8,179,393

NEW ACCOUNTING PRONOUNCEMENTS

During December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 141(R) replaces SFAS 141, Business Combinations. SFAS 141(R) and SFAS 160 will change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) requires recognizing, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity;  measuring acquirer shares issued and contingent consideration arrangements  in  connection  with a business  combination  at fair value on the acquisition  date with  subsequent  changes in fair value reflected in earnings;  and  expensing  as  incurred  acquisition-related  transaction  costs.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends the consolidation procedures of Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51) for consistency with the requirements of SFAS 141(R).  The Company  will be  required  to  adopt  SFAS  141(R)  for  business combination  transactions  for which the acquisition date is on or after January 1, 2009. The Company will also be required to adopt SFAS 160 on Jamuary 1, 2009. The Company has not yet assessed the impact of the adoption of these standards on its financial statements. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations and cash flows.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115 with respect to improvement of financial reporting of certain investments in debt and equity securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of the Company’s first fiscal year that begins after November 15, 2007.  Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations and cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted (SFAS) No. 157 in 2008 (see note 16).

During May, 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 addresses the accounting for convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. Currently, most forms of convertible debt securities are treated solely as debt. Under the FSP, issuers of convertible debt securities within its scope must separate these securities into two accounting components; a debt component, representing the issuer’s contractual obligation to pay principal and interest; and an equity component, representing the holder’s option to convert the debt security into equity of the issuer or, if the issuer so elects, an equivalent amount of cash. The Company will be required to adopt FSP APB 14-1 on January 1, 2009 in connection with its outstanding convertible debt and must apply it retrospectively to all past periods presented, even if the instrument has matured, converted, or otherwise been extinguished as of the FSP’s effective date. The Company does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations and cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Derivative Liabilities
As of December 31, 2008 we had several convertible debentures due to various unaffiliated parties. The conversion feature on these debentures is variable based on trailing market prices and therefore contains an embedded derivative. We value the conversion feature at the time of issuance using the Black-Scholes Model and record a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The derivative liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock the change in the derivative liability and the resulting gain or loss is usually material to our results.

The principal amount on our convertible debentures due to the parties was $9.5 million as of December 31, 2008 and the unamortized note discount was $4.0 million. For the year ended December 31, 2008, we recognized interest expense for accretion of the debt discount of $1.7 million and a gain for the change in fair value of the derivative of $4.0 million for these debentures. The derivative liability as of December 31, 2008 was $0 for debentures due to these parties.

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

During 2007, the Company acquired WiseBuys Stores Inc. and Patrick Hackett Hardware Company. In connection therewith, the Company recognized an excess purchase price of approximately $9.0 million. At December 31, 2008, the Company completed evaluating and allocating the excess purchase price to the assets purchased and assessing goodwill, associated with the acquisition. The Company recognized goodwill upon completion of its analysis, and it was assessed for impairment in 2008. Upon assessment, the Company determined goodwill to be impaired and recognized a $6.8 million write down.

During 2008, the Company acquired North Country Hospitality, Inc. In connection therewith, the Company recognized an excess purchase price of approximately $3.3 million. At December 31, 2008, the Company has not completed evaluating and allocating the excess purchase price to the assets purchased and assessing goodwill, if any, associated with the acquisition. The Company expects to have its analysis completed by the third quarter of 2009. Should the Company determine goodwill has been recognized upon completion of its analysis, goodwill will be assessed for impairment at least annually or if an impairment indicator is present. Upon determination of impairment, the Company would recognize an impairment expense of the difference between the carrying value and fair value.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

May 18, 2009

To the Board of Directors and Stockholders of
Seaway Valley Capital Corporation and Subsidiaries,

We have audited the accompanying consolidated balance sheet of Seaway Valley Capital Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards established by the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seaway Valley Capital Corporation and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As more fully discussed in Note 1 to the financial statements, the Company has suffered losses from operations, is in default on a credit facility and has a working capital deficiency as of December 31, 2008.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dannible & McKee, LLP
Dannible & McKee, LLP
Syracuse, New York

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2008 and 2007

ASSETS	2008	2007
Current assets:
Cash	$590,859	$1,116,003
Accounts receivable	401,157	323,357
Inventories	7,416,788	6,194,051
Notes receivable	1,749,092	1,200,000
Marketable securities, trading	-	158,353
Prepaid expenses and other assets	104,852	48,990
Refundable income taxes	205,213	320,032
Total current assets	10,467,961	9,360,786
Property and equipment, net	10,783,578	3,787,485
Other Assets:
Deferred financing fees	246,597	82,301
Investments	465,973	358,236
Other assets	265,500	28,990
Excess purchase price	3,284,193	8,988,102
Security deposits	32,300	32,300
Total other assets	4,294,563	9,489,929
TOTAL ASSETS	$25,546,102	$22,638,200

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Line of credit	$3,065,117	$925,000
Accounts payable	7,454,894	3,133,709
Accrued expenses	2,907,020	719,099
Current portion of long term debt	3,344,799	3,075,869
Convertible debentures	1,735,638	946,328
Derivative liability - convertible debentures	-	878,499
Total current liabilities	18,507,468	9,678,504
Long term debt, net of current	4,834,594	4,800,874
Convertible debentures, net of current	3,785,171	1,177,669
Other liabilities	184,719
Due to related party	-	12,500
Total liabilities	27,311,952	15,669,547
Minority interest	2,812	-
Commitments and contingencies	-	-
STOCKHOLDERS' EQUITY
Series A voting preferred stock, $.0001 par value; 100,000
shares authorized; 0 and 0 shares issued and outstanding, respectively	-	-
Series B voting preferred stock, $.0001 par value; 100,000
shares authorized; 0 and 100,000 shares issued and outstanding, respectively	-	10
Series C voting preferred stock, $.0001 par value; 1,600,000 shares authorized; 1,407,736 and 1,458,236 shares issued and outstanding,
respectively	141	146
Series D voting preferred stock, $.0001 par value; 1,250,000
shares authorized; 881,065 and 0 shares issued and outstanding, respectively	88	-
Series E voting preferred stock, $.0001 par value; 100,000
shares authorized; 100,000 and 0 shares issued and outstanding, respectively	10	-
Common stock, $0.0001 par value, 10,005,000,000 authorized;
2,744,523 and 178,279 shares issued and outstanding, respectively	274	18
Additional paid-in capital	15,265,333	11,976,408
Accumulated deficit	(17,034,508)	(5,007,929)
Total stockholders' equity (deficit)	(1,768,662)	6,968,653
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,546,102	$22,638,200

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Revenue and third party income	$21,894,746	$4,197,633
Cost of revenue	15,045,036	2,529,195
Gross profit	6,849,710	1,668,438

Gain (loss) on sale of securities, net	(106,556)	1,219,408

Operating expenses:
Selling, general and administrative expenses (including stock-based compensation totaling $700,000 and $2,298,904, respectively)	13,026,449	3,991,717
Impairment of goodwill	6,839,736	-
Total operating expenses	19,866,185	3,991,717

Operating loss	(13,123,031)	(1,103,871)

Other income (expense):
Unrealized gain on derivative instruments	4,043,266	1,270,146
Interest expense	(3,262,097)	(1,172,112)
Interest income	189,143	11,716
Other income	126,140	25,533
Total other income (expense)	1,096,452	135,283

Loss from continuing operations	(12,026,579)	(968,588)

Discontinued operations
Gain on disposal of discontinued operations (net of tax)	-	1,363,334
Loss from discontinued operations (net of tax)	-	(2,591,744)
Total discontinued operations	-	(1,228,410)

Loss before provision for income taxes	(12,026,579)	(2,196,998)

Provision for deferred income taxes	-	1,770,954

Net loss	$(12,026,579)	$(3,967,952)

Loss per share from continuing operations – basic and diluted	$(17.98)	$(28.88)
Loss per share from discontinued operations – basic and diluted	-	(12.95)
Loss per share – basic and diluted	$(17.98)	$(41.84)
Weighted average shares of common stock outstanding – basic and diluted	669,008	94,848

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Preferred Stock
	Series A Voting		Series B Voting		Series C Voting
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, January 1, 2007	-	$-	78,250	$8	-	$-

Stock issued in connection with acquisition October 23, 2007	-	-	-	-	1,458,236	146

Stock issued for compensation	-	-	-	-	-	-

Conversion of common stock	-	-	21,750	2	-	-

Conversions of debt	-	-	-	-	-	-

Warrants issued with debt	-	-	-	-	-	-

Issuance of debt	-	-	-	-	-	-

Net loss	-	-	-	-	-	-

Balance, December 31, 2007	-	$-	100,000	$10	1,458,236	$146

Exchange of preferred stock	-	-	(100,000)	(10)	-	-

Conversion of preferred stock	-	-	-	-	(50,500)	(5)

Conversions of debt	-	-	-	-	-	-

Warrants issued with debt	-	-	-	-	-	-

Preferred stock dividends of subsidiary	-	-	-	-	-	-

Stock issued for compensation	-	-	-	-	-	-

Stock issued for investment	-	-	-	-	-	-

Net loss	-	-	-	-	-	-

Balance, December 31, 2008	-	$-	-	$-	1,407,736	$141

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Preferred Stock
	Series D Voting		Series E Voting
	Shares	Amount	Shares	Amount

Balance, January 1, 2007	-	$-	-	$-

Stock issued in connection with acquisition October 23, 2007	-	-	-	-

Stock issued for compensation	-	-	-	-

Conversion of common stock	-	-	-	-

Conversions of debt	-	-	-	-

Warrants issued with debt	-	-	-	-

Issuance of debt	-	-	-	-

Net loss	-	-	-	-

Balance, December 31, 2007	-	$-	-	$-

Exchange of preferred stock	-	-	100,000	10

Conversion of preferred stock	-	-	-	-

Conversions of debt	-	-	-	-

Warrants issued with debt	-	-	-	-

Preferred stock dividends of subsidiary	-	-	-	-

Stock issued for compensation	-	-	-	-

Stock issued for investment	881,065	88	-	-

Net loss	-	-	-	-

Balance, December 31, 2008	881,065	$88	100,000	$10

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2007	5,653	$1	$855,024	$(1,039,977)	$(184,944)

Stock issued in connection with acquisition October 23, 2007	-	-	6,436,905	-	6,437,051

Stock issued for compensation	16,883	2	2,214,902	-	2,214,904

Conversion of preferred stock	(1,200)	(1)	(1)	-	-

Conversions of debt	156,943	16	1,573,782	-	1,573,798

Warrants issued with debt	-	-	183,671	-	183,671

Issuance of debt	-	-	712,125	-	712,125

Net loss	-	-	-	(3,967,952)	(3,967,952)

Balance, December 31, 2007	178,279	$18	$11,976,408	$(5,007,929)	$6,968,653

Exchange of preferred stock	-	-	-	-	-

Conversion of preferred stock	812,333	81	(75,076)	-	(75,000)

Conversions of debt	1,183,511	118	1,418,106	-	1,418,224

Warrants issued with debt	-	-	228,003	-	228,003

Stock issued for compensation	570,400	57	699,943	-	700,000

Stock issued for investment	-	-	1,017,949	-	1,018,037

Net loss	-	-	-	(12,026,579)	(12,026,579)

Balance, December 31, 2008	2,744,523	$274	$15,265,333	$(17,034,508)	$(1,768,662)

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations
Net loss from continuing operations	$(12,026,579)	$(2,739,542)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	780,357	71,799
Gain on sale of marketable securities	106,555	(999,745)
Unrealized gain on derivative instruments	(4,043,266)	(1,317,384)
Amortization of deferred financing fees	131,333	4,699
Stock based compensation	700,000	2,298,904
Amortization of debt discount	1,665,713	823,363
Proceeds from sale of trading securities, net	51,798	1,516,414
Accrued interest	664,509	24,458
Non cash investment	-	142,400
Provision for deferred income taxes	-	1,551,291
Impairment of goodwill	6,839,736	-
Change in assets and liabilities:
Accounts receivable	245,953	(130,473)
Inventories	(1,222,737)	1,016,698
Prepaid expenses and other assets	(55,862)	22,862
Refundable income taxes	114,819	-
Related party	(12,500)	(510,532)
Other assets	28,990	-
Accounts payable	3,773,561	(870,879)
Accrued expenses	(765,166)	314,981
Other liabilities	184,719	-
Cash Provided by (Used in) Continuing Operating Activities	(2,838,067)	1,219,314
Discontinued Operations
Net loss from discontinued operations	-	(1,228,410)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Depreciation and amortization	-	19,908
Unrealized loss on derivative instruments	-	1,859,921
Amortization of deferred financing fees and debt discount	-	1,649,937
Provision for deferred income taxes	-	(785,426)
Gain from discontinued operations	-	(2,234,974)
Gain on sale of investments	-	(76,487)
Cash Used in Discontinued Operating Activities	-	(795,531)

Cash Provided by (Used in) Operating Activities	(2,838,067)	423,783

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	(35,000)	(1,240,386)
Purchase of property and equipment	(384,052)	(184,417)
Proceeds from investments - discontinued	-	326,917
Purchase of investments	(44,500)	-
Proceeds from note receivable	443,000	-
Issuance of note receivable	(100,000)	(100,000)
Cash Used in Investing Activities	(120,552)	(1,197,886)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings on line of credit	2,095,888	-
Deferred financing fees	-	(87,000)
Discounts paid	-	(175,000)
Repayments of long term debt	(143,057)	(573,082)
Proceeds from convertible debentures	575,000	2,742,500
Payments on convertible debentures	(64,594)	(17,500)
Cash Provided by Financing Activities	2,433,475	1,889,918

Net Increase (Decrease) in Cash	(525,144)	1,115,815
Cash at Beginning of Year	1,116,003	188
Cash at End of Year	$590,859	$1,116,003

Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL STATEMENT OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2008	2007

Conversion of convertible debt and interest into common stock	$1,418,224	$1,573,798

Conversion of common stock in preferred stock	$-	$2

Preferred stock issued for merger	$-	$6,437,051

Warrants issued with debt	$228,003	$895,796

Note issued for debenture	$1,000,000	$1,100,000

Discount recorded upon issuance of derivative	$2,390,842	$3,011,769

Preferred stock issued for purchase	$1,018,037	$-

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

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

On June 1, 2008 and as amended on August 1, 2008, Seaway Valley Capital Corporation acquired certain of the assets of North Country Hospitality, Inc. (“NCHI”) by merging Harbor Acquisitions, LLC, a wholly-owned subsidiary of NCHI, into a wholly-owned subsidiary of Seaway Valley Capital Corporation.  The new subsidiary is a holding company with several subsidiaries involved in the operation of hotels, restaurants and other businesses in northern New York State.  In exchange for certain of the assets of NCHI, Seaway Valley Capital Corporation issued to NCHI 881,065 shares of a newly designated Series D Preferred Stock issued by Seaway Valley Capital Corporation.  Each Series D Preferred share has a liquidation preference of $5.00 (i.e. $4,405,325 in total).  The holder of Series D Preferred shares will be entitled to convert them into Seaway Valley Capital Corporation common stock.  The number of common shares to be issued on conversion of a share of Series D Preferred Stock will equal the $5.00 liquidation preference divided by 85% of the average closing bid price for the common stock for the five days preceding conversion.

On December 18, 2008, Seaway Valley Capital Corp. (“SVCC”) transferred ownership of its subsidiary, Patrick Hackett Hardware Company (“PHHC”), to a public company named “The Americas Learning Centers, Inc.” (“ALRN”).  The transfer was affected by the following procedures:
•	SVCC transferred 96 shares of the capital stock of PHHC to ALRN and later transferred into ALRN 404 additional shares of PHHC that had been issued to the Company in July 2008 to ALRN.
•	SVCC paid $35,000 to the majority shareholders of ALRN.
•	The majority shareholders of ALRN transferred to SVCC common and preferred stock in ALRN that collectively represents approximately 88% of the equity in ALRN.
•	The majority shareholders of ALRN transferred to SVCC convertible debt instruments issued by ALRN in the principal amount of $345,559.
•
ALRN issued to its majority shareholders promissory notes in the aggregate principal amount of $215,000, requiring payments of approximately $10,000 in 30 days and approximately $33,000 every 30 days after issuance.  SVCC guaranteed the payments due under the notes.

•	Tom Scozzafava, the CEO of SVCC, was appointed CEO and Chairman of the Board of ALRN.

All of the securities delivered at closing were placed in escrow.  The Escrow Agreement provides that if ALRN satisfies its obligations under the notes issued to its majority shareholders, then the escrow agent will deliver the securities as described above.  If, however, there is a default under the promissory notes, then all of the assets described above will be returned to their owners prior to the closing, except that none of the funds contributed by SVCC will be reimbursed to it. The ALRN changed its name to Hackett’s Stores Inc. and its symbol to HCKE.PK in 2009.

Going Concern

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2008, the Company has generated revenues of approximately $22 million but has incurred a net loss of approximately $12 million, has negative working capital and is in default on its line of credit agreement. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, WiseBuys, Inc., Seaway Valley Fund LLC, Hacketts Stores Inc. and Patrick Hackett Hardware Company, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Concentration of Credit Risk

The Company maintains cash balances at various financial institutions. At various times throughout the years, the Company's cash balances exceeded FDIC insurance limits.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method of accounting.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives or lease terms using the straight-line method for financial statement purposes. Estimated useful lives in years for depreciation are 5 to 39 years for property and equipment. Additions, betterments and replacements are capitalized, while expenditures for repairs and maintenance are charged to operations when incurred. As units of property are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income.

Marketable Investment Securities

Marketable securities have been classified as trading securities and accordingly are valued at fair market with the resulting realized difference between cost and market (or fair value) included in income. Fair market value fluctuations of securities maintained by the company are adjusted monthly with the resulting unrealized appreciation or depreciation included in the current income statement. Cost of securities disposed is determined by the specific identification method. Net realized gains (losses) for the year ended December 31, 2008 and 2007 were ($106,556) and $1,219,408, respectively. Unrealized losses at December 31, 2007 were $549,157.

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

Deferred Financing Fees and Debt Discounts

Deferred finance costs represent costs which may include direct costs paid to or warrants issued to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which  generally  may  include  the value of warrants,  fair value of the  derivative  conversion  feature,  or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount.  These costs and discounts are generally amortized over the life of the related debt.  In connection with debt issued during the years ended December 31, 2008 and 2007, the Company recorded debt discounts totaling $3,132,382 and $1,839,194, respectively. Amortization expense related to these costs and discounts were $1,114,225 and $1,089,123, respectively for the years ended December 31, 2008 and 2007, including $960,775 in 2008 and $983,537 in 2007 included in interest expense on the Statement of Operations. Amortization of deferred financing costs and debt discounts for the next 5 years are as follows:

Year ending December 31,	Amount
2009	$1,908,620
2010	1,377,441
2011	589,081
2012	217,425
2013	50,191

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2008 and 2007, the Company had a full valuation allowance against its deferred tax assets.

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

Advertising Costs

The Company will expense the costs associated with advertising as they are incurred.  The Company incurred $472,368 and $105,558 for advertising costs for the years ended December 31, 2008 and 2007, respectively.

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

Net Income (Loss) per Common Share

In accordance with SFAS No. 128, "Earnings Per Share," Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had 35,247 and 8,327 warrants outstanding at December 31, 2008 and 2007, respectively. The inclusion of the warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share because under the treasury stock method the average market price of the Company's common stock was less than the exercise prices of the warrants.

Recent Accounting Pronouncements

During December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 141(R) replaces SFAS 141, Business Combinations. SFAS 141(R) and SFAS 160 will change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) requires recognizing, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity;  measuring acquirer shares issued and contingent consideration arrangements  in  connection  with a business  combination  at fair value on the acquisition  date with  subsequent  changes in fair value reflected in earnings;  and  expensing  as  incurred  acquisition-related  transaction  costs.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends the consolidation procedures of Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51) for consistency with the requirements of SFAS 141(R).  The Company  will be  required  to  adopt  SFAS  141(R)  for  business combination  transactions  for which the acquisition date is on or after January 1, 2009.  The Company will also be required to adopt SFAS 160 on January 1, 2009. The Company has not yet assessed the impact of the adoption of these standards on its financial statements. SFAS No. 141 (revised) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations and cash flows.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115 with respect to improvement of financial reporting of certain investments in debt and equity securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of the Company’s first fiscal year that begins after November 15, 2007.  Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations and cash flows.

During May, 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 addresses the accounting for convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. Currently, most forms of convertible debt securities are treated solely as debt. Under the FSP, issuers of convertible debt securities within its scope must separate these securities into two accounting components; a debt component, representing the issuer’s contractual obligation to pay principal and interest; and an equity component, representing the holder’s option to convert the debt security into equity of the issuer or, if the issuer so elects, an equivalent amount of cash. The Company will be required to adopt FSP APB 14-1 on January 1, 2009 in connection with its outstanding convertible debt and must apply it retrospectively to all past periods presented, even if the instrument has matured, converted, or otherwise been extinguished as of the FSP’s effective date. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations and cash flows

NOTE 3 – ACQUISITIONS AND MERGERS AND EXCESS PURCHASE PRICE

North Country Hospitality Inc.

On June 1, 2008 and as amended on August 1, 2008, Seaway Valley Capital Corporation acquired certain of the assets of North Country Hospitality, Inc. (“NCHI”) by merging Harbor Acquisitions, LLC, a wholly-owned subsidiary of NCHI, into a wholly-owned subsidiary of Seaway Valley Capital Corporation.  The new subsidiary is a holding company with several subsidiaries involved in the operation of hotels, restaurants and other businesses in northern New York State.  In exchange for certain of the assets of NCHI, Seaway Valley Capital Corporation issued to NCHI 881,065 shares of a newly designated Series D Preferred Stock issued by Seaway Valley Capital Corporation.  Each Series D Preferred share has a liquidation preference of $5.00 (i.e. $4,405,325 in total).  The holder of Series D Preferred shares will be entitled to convert them into Seaway Valley Capital Corporation common stock.  The number of common shares to be issued on conversion of a share of Series D Preferred Stock will equal the $5.00 liquidation preference divided by 85% of the average closing bid price for the common stock for the five days preceding conversion.

Purchase price:
Preferred Series D Stock issued to sellers, at fair value	$1,018,037
Total purchase price	1,018,037

Assets acquired:
Current assets	284,820
Property and equipment, net	6,545,974
Total assets acquired	6,830,794
Liabilities assumed:
Current liabilities	1,884,493
Long term liabilities	7,212,457
Total liabilities assumed	9,096,950

Net assets acquired	(2,266,156)

Excess purchase price	$3,284,193

The Company is in the process of evaluating and allocating the excess purchase price to the assets purchased and assessing goodwill, if any, associated with the acquisition. The results of NCHI are included in the consolidated financial statements from the date of purchase.

The following is unaudited pro forma information for the year ended December 31, 2008 and 2007, as if the acquisition of NCHI was consummated on January 1, 2007. The pro forma information is not necessarily indicative of the combined financial position or results of operations, which would have been realized had the acquisition been consummated during the period for which the pro forma financial information is presented.

	2008	2007

Revenue	$28,103,253	$10,162,410

Net loss	(13,196,149)	(3,535,703)

Earnings per share - basic	(19.72)	(35.28)

Earnings per share - diluted	(19.72)	(35.28)

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

Purchase price:
Preferred Series C Stock issued to sellers, at fair value	$6,437,052
Assets acquired:
Current assets	2,913,557
Property and equipment, net	451,600
Other assets	500,162
Total assets acquired	3,865,319
Liabilities assumed:
Current liabilities	819,300
Long term liabilities	497,598
Total liabilities assumed	1,316,898

Net assets acquired	2,548,421

Excess purchase price	$3,888,631

The Company evaluated and allocated the excess purchase price to the assets purchased and goodwill, associated with the acquisition. The results of WiseBuys are included in the consolidated financial statements from the date of purchase.  In 2008, the Company determined goodwill to be permanently impaired and recognized a loss of $3,888,631 in 2008 as a result.

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

The Company of evaluated and allocated the excess purchase price to the assets purchased and goodwill, associated with the acquisition. The results of Hackett’s are included in the consolidated financial statements from the date of purchase.  In 2008, the Company allocated $2,522,437 of excess purchase price to assets acquired based on independent appraisers.  The remaining $2,577,034 of good will was written off as it was considered to be permanently impaired.

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

	2007	2006

Revenue	$18,804,301	$18,578,898

Net income (loss)	(6,181,726)	248,463

Earnings per share - basic	(50.00)	150.00

Earnings per share - diluted	(50.00)	150.00

NOTE 4 -SEGMENT INFORMATION

The Company has three reportable segments in 2008: retail sales, hospitality and investment portfolio management.

	2008
	Retail	Hospitality	Investing	Total
Revenue
Merchandise sales and third party income	$18,116,197	$3,778,549	$-	$21,894,746
Realized and unrealized (loss) on securities	-	-	(106,556)	(106,556)
Total revenue	18,116,197	3,778,549	(106,556)	21,788,190

Cost and expenses
Cost of revenue	13,199,478	1,845,558	-	15.045.036
Selling and administrative	10,676,813	2,349,636	-	13,026,449
Impairment of goodwill	6,839,736	-	-	6,839,736
Interest expense	3,028,359	233,738	-	3,262,097
Interest income	(189,143)		-	(189,143)
Unrealized gain on derivative instruments	(4,043,266)		-	(4,043,266)
Other income	(126,140)		-	(126,140)
Total costs and expenses	29,385,837	4,428,932	-	33,814,769

Loss from continuing operations	$(11,269,640)	$(650,383)	$(106,556)	$(12,026,579)

Total assets	$17,526,911	$8,019,191	$-	$25,546,102

Capital expenditures	$384,052	$-	$-	$384,052

The Company has two reportable segments in 2007: retail sales and investment portfolio management.
	2007
	Retail	Investing	Total
Revenue
Merchandise sales and third party income	$4,197,633	$-	$4,197,633
Realized and unrealized gain on securities	-	1,219,408	1,219,408
Total revenue	4,197,633	1,219,408	5,417041

Cost and expenses
Cost of revenue	2,529,195	-	2,529,195
Selling and administrative	3,991,717	-	3,991,717
Interest expense	1,172,112	-	1,172,112
Unrealized gain on derivative instruments	(1,270,146)	-	(1,270,146)
Other income	(37,249)	-	(37,249)
Total costs and expenses	6,385,629	-	6,385,629

Income (loss) from continuing operations	$(2,187,996)	$1,219,408	$(968,588)

Total assets	$22,479,847	$158,353	$22,638,200

Capital expenditures	$184,417	$-	$184,417

NOTE 5 - NOTES RECEIVABLE

	2008	2007

Note receivable – from an officer, non interest bearing note	$92,092	$100,000

Note receivable – JMJ financial bears interest at 10%, matures December 2011	740,000	-

Note receivable – Golden Gate Investors, Inc. bears interest at 8%, matures February 2008	917,000	1,100,000

Total notes receivable	$1,749,092	$1,200,000

NOTE 6 - PROPERTY AND EQUIPMENT:

Property and equipment consists of the following at December 31, 2008 and 2007:

	2008	2007

Land	$717,500	$198,364
Buildings	6,694,268	2,389,359
Leasehold improvements	1,290,834	1,515,002
Furniture and fixtures	1,782,707	2,340,751
Machinery and equipment	1,345,082	572,632
Autos and trucks	102,255	84,302
Computer equipment	219,422	170,393
Construction in progress	-	176,744
	12,152,068	7,447,547
Less: Accumulated depreciation	1,368,490	3,660,062
Property and equipment, net	$10,783,578	$3,787,485

Depreciation expense related to property and equipment was $780,357 and $71,799 for the years ended December 31, 2008 and 2007, respectively.

NOTE 7 - STOCKHOLDERS' EQUITY

On September 19, 2008, Seaway Valley Capital Corporation filed with the Secretary of State of the State of Delaware a Certificate of Amendment of its Certificate of Incorporation.  The amendment affected a reverse stock split of the corporation’s common stock in the ratio of 1-for-5 and increased its authorized common shares from 2,500,000,000 to 10,000,000,000. In April 2009, the Company further reverse split common stock in the ratio of 1-for-1,000. All share amounts included in these financial statements have been adjusted to reflect the reverse stock splits.

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

During the year ended December 31, 2008 holders of Series C Preferred Stock converted 50,500 shares into 812,333 shares of common stock.

SERIES A CONVERTIBLE PREFERRED STOCK

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

SEAWAY VALLEY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

SERIES D CONVERTIBLE PREFERRED STOCK

Liquidation Preference

Upon the liquidation, dissolution and winding up of the Corporation, the holders of the Series D Convertible Preferred Stock shall be entitled to receive in cash out of the assets of the Corporation, whether from capital or from earnings available for distribution to its stockholders, after satisfaction of any preferential distribution due to the holders of the Series A, Series B or Series C preferred stock, but before any amount shall be paid to the holders of common stock, the sum of Five Dollars ($5.00) per share (the “Liquidation Preference Per Share”), after which the holders of Series D Convertible Preferred Stock shall have no share in the distribution.

Conversion

Any shares of Series D Convertible Preferred Stock may, at any time, at the option of the holder, be converted into fully paid and nonassessable shares of Common Stock (a “Conversion”).  The number of shares of Common Stock to which a holder of Series D Convertible Preferred Stock shall be entitled upon a Conversion shall equal the quotient obtained by dividing (a) the aggregate Liquidation Preference Per Share of the shares of Series D Convertible Preferred Stock being converted by (b) the Conversion Rate.  The Conversion Rate shall equal eighty-five percent (85%) of the average of the Closing Prices on five (5) Trading Days immediately preceding the Conversion Date.

Voting

The holders of shares of Series D Convertible Preferred Stock shall have the following voting rights:  Each share of Series D Convertible Preferred Stock shall entitle the holder thereof to cast on all matters submitted to a vote of the stockholders of the Corporation that number of votes which equals the number of shares of Common Stock into which such holder's shares of Series D Convertible Preferred Stock are convertible on the record date for the stockholder action.

Dividends

In the event the Corporation declares a dividend payable to holders of any class of stock, the holder of each share of Series D Convertible Preferred Stock shall be entitled to receive a dividend equal in amount and kind to that payable to the holder of the number of shares of the Corporation's Common Stock into which that holder's Series D Convertible Preferred Stock could be converted on the record date for the dividend.

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

WARRANTS

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2008 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2007	327	$6,600
Granted	8,000	50
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2007	8,327	300
Granted	26,920	50
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2008	35,247	$109
Exercisable at December 31, 2008	35,247	$109

STOCK BASED COMPENSATION

On March 14, 2008 the Company established the 2008 Stock and Stock Option Plan. The number of Shares available for grant under the Plan shall not exceed three thousand two hundred (3,200) Shares. The Shares granted under this Plan may be either authorized but unissued or reacquired Shares. A total of 3,200 shares were issued during under the plan. On July 16, 2008, the Company established the 2008 Equity Incentive Plan.  The number of shares available for issuance under the 2008 Equity Incentive Plan is 10,000.  A total of 10,000 shares were issued during under the 2008 Equity Incentive Plan.  On September 26, 2008, the Company established the 2008 Employee Equity Plan.  The number of shares available for issuance under the 2008 Employee Equity Plan is 200,000. A total of 135,000 shares were issued during under the 2008 Employee Equity Plan.

During the year ended December 31, 2007, the Company issued 16,883 shares of common stock in the first and second quarters of 2007 to officers and employees in exchange for services rendered. The shares were valued at $2,214,904 based on the value of the shares on the dates of the grants. In addition, the Company incurred $84,000 of expense for services based on the price of the stock at the date of the grant. The $84,000 is included in accrued expenses in the accompanying balance sheet at December 31, 2007 and was settled in the Company’s common stock in 2008.

NOTE 8 - LINE OF CREDIT

In 2007, the Company had a working capital line of credit with a maximum loan amount of $950,000 with a bank. The line of credit was secured by the Company’s subsidiary accounts receivable and inventory. The agreement for interest was at the Bank’s Prime Rate minus one-quarter percent and is renewable annually. The balance outstanding at December 31, 2007 was $925,000. The loan was repaid subsequent to year end.

On March 4, 2008, Seaway Valley Capital Corporation and its wholly owned subsidiaries, WiseBuys Stores, Inc. and Patrick Hackett Hardware Company (collectively "Seaway" or the "Company"), consummated a five million dollar ($5,000,000) credit and security agreement with Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division (the "Line of Credit"). The funds available under Line of Credit are based on the Company's current inventory with adjustments based on items such as accounts payable. The term of the Line of Credit is three years. The interest rate on the Line of Credit is equal to the sum of the Wells Fargo prime rate plus one and one-quarter percent (1.25%), which interest rate shall change when and as the Wells Fargo prime rate changes. These funds will be used for general working capital at the Company. Under the terms of the agreement, the subsidiaries are required to maintain certain financial covenants including tangible net worth, net income and net cash flow amounts. At December 31, 2008 these covenants were not met.

The bank has declared the line of credit to be in default and has restricted certain cash receipts and disbursements of the Company until the line is repaid.  The balance outstanding on the line of credit is $3,023,864 at December 31, 2008.  Due to the default, certain other long term obligations that may be callable by the holders have been classified as current in the accompanying financial statements.

In early January 2009, Wells Fargo initiated an advance rate reduction (from the original 55% of inventory) by 1% per week.  In mid-January, Wells Fargo agreed to temporarily suspend the rate reduction in the event that Patrick Hackett Hardware Company raised an additional $2 million in equity capital or subordinated debt.  The Company was not successful in these capital raising efforts, and in February 2009 Wells Fargo again commenced the reduction of the advance rate.  On March 9th, March 18th and April 2nd, Wells Fargo issued default notices under the credit agreement, citing various default events such as failure to reach Tangible Net Worth, Net Cash Flow and Net Income milestones, as well as citing a change of control event as it related to the ALRN transaction.  Additionally, Wells Fargo continued to reduce the advance rate, and the loan balance had been reduced from a peak of $4.7 million in December 2008 to approximately $1.2 million at this time.

By April 13, 2009, The Company and Wells Fargo had substantially agreed on a Forbearance Agreement whereby the Company would pursue business activities in an effort to eliminate the Wells Fargo line of credit within 13 weeks.  These measures included, among others, the closure of certain Hackett’s stores.  This agreement has not been signed at this time.

NOTE 9 – LONG TERM DEBT

At December 31, 2008 and 2007 long term debt consisted of the following:

	2008	2007
Note Payable - requiring monthly installments of $3,105, including interest at 3%, maturing July 2011; secured by second position interest in Canton & Gouverneur store assets; guaranteed by Corporate officers.	$92,492	$126,425

Note Payable - requiring monthly installments of $2,643, including interest at 3%, maturing July 2011; secured by a second position interest in the Canton store assets; guaranteed by Corporate officers.	78,734	107,612

Note Payable - requiring monthly installments of $1,745, including interest at 6%, maturing December 2010; secured by second position interest in the Canton & Gouverneur store assets; guaranteed by Corporate officers.	39,380	57,371

Note Payable - requiring monthly installments of $3,911, including interest at 4%, maturing May 2011; secured by assets located at Pulaski store; guaranteed by Corporate officers & other related parties.	107,946	149,655

Note Payable - requiring monthly installments of $3,654, including interest at 6%, maturing August 2011; secured by assets located at Tupper Lake store; guaranteed by Corporate officers.	107,633	143,837

Notes Payable – bearing interest at 8%, aggregate amount of $500,000 due August 2008; aggregate amount of $1,000,000 due November 2008; aggregate amount of $500,000 due January 2009; aggregate amount of $2,500,000 that accrue interest over the first three years, then require payment in equal annual installments of accrued interest and principal over between November 2010 and November 2015.	2,500,000	4,500,000

Note Payable - requiring monthly installments of $1,933, including interest at 6%, beginning July 2005; maturing June 2010; secured by Corporate assets; guaranteed by Corporate officers.	-	53,734

Term loan - secured by all business assets, maturing in 2009 with interest at a variable rate of interest equal to the highest Wall Street rate plus .5%; payable in a series of consecutive monthly payments of $6,944 principal and accrues interest (increasing each year) until September 2009, when remaining unpaid balance shall become due.	-	118,056

Term loan – secured by all business assets, maturing in 2011 with interest at a variable rate of interest equal to the highest Wall Street rate; payable in a series of consecutive monthly payments of $16,668 principal and accrued 2011, interest (increasing each year) until September 2011 when the remaining unpaid balance shall become due.	-	783,329

Note payable - payable in monthly installments of $3,753 including interest at 7.75% through May of 2013.	167,993	198,707

Capital lease obligation – secured by equipment, payable in monthly installments of $482 with imputed interest at 8.25% through April 2012.	15,809	21,370

Mortgage – secured by building and contents maturing in 2008 with interest at a variable rate of interest equal to the one month London Interbank Offered Rate plus180 basis points; payable in a series of consecutive monthly payments of principal and accrued interest, (principal increasing each year) until August 1, 2008, when the entire principal balance remaining unpaid shall become due.	449,304	733,316

Mortgage - secured by building at a variable rate of interest equal to the five-year Treasury Bill Index plus 2.75 basis points; payable in monthly installments of $1,305 including interest through November 2016.	-	106,994

Mortgage - secured by property, payable in monthly installments of $3,413 including interest at 6.99% through February 2021.	-	352,595

Note payable - secured by equipment, payable in monthly installments of $553 including interest at 5.09% through July 2008.	-	3,811

Floor plan financing - secured with purchase money security interests in the new unit inventories of motorcycles and other products sold by the Company. As inventory is sold, a portion of the proceeds is used to pay down the outstanding floorplan obligation. Interest is charged on the floorplan at a rate of 3.2% to 4.5% over the prime rate.	-	271,961

Capital lease obligation secured by property, payable in monthly installments of $1,664 including imputed interest at 8% through July 2010.	29,598	46,455

Capital lease obligation secured by property, payable in monthly installments of $1,789 including imputed interest at 8% through December 2011.	57,106	72,000

Capital lease obligation secured by equipment, payable in monthly installments of $437 including imputed interest at 8% through August 2009.	3,394	7,837

Capital lease obligation secured by equipment, payable in monthly installments of $578 including imputed interest at 8.25% through June 2011.	16,804	21,678

Term loan bearing interest at 2.9% with monthly payments of $330 due 2013 secured by vehicle	20,108	-

Term loan bearing interest at 2.9% with monthly payments of $265 due 2013 secured by vehicle	15,871	-

Mortgage Loan with an interest rate of 5.00% with monthly payments of $748 issued on July 29, 2005 and due November 1, 2012. Mortgage secured by the assets of Harbor Acquisition, LLC and guaranteed by Christopher Swartz.	29,762	-

Mortgage Loan with an interest rate of 6.75% with monthly payments of $2,429 issued on November 24, 2004 and due December 1, 2024. Mortgage secured by the real property and permanently affixed assets of 212 W. Main St., Sackets Harbor, New York and guaranteed by Christopher Swartz.	180,408	-

Term Loan with an interest rate of 4.50% with monthly payments of $1,692 issued on October 21, 2005 and due November 1, 2012. Term Loan secured by the assets of 212 W. Main Street, Sackets Harbor, New York and guaranteed by Christopher Swartz, Stephen S. Flynn,Errol S. Flynn, Harbor Acquisition, LLC, Jreck Subs, Inc.	67,937	-

Term Loan with an interest rate of 4.50% with monthly payments of $3,036 issued on May 31, 2001 and due August 1, 2012. Term Loan secured by the real property of 202 West Main Street, Sackets Harbor, New York and guaranteed by Christopher Swartz, Stephen S. Flynn, Errol S. Flynn, Roseanne Flynn, ERS Group, Inc.	56,711	-

Mortgage Loan with an interest rate of 8.125% with monthly payments of $3,948 issued on December 16, 1998 and due August 1, 2027. Mortgage secured by the real property of 212 W. Main Street, Sackets Harbor, New York and guaranteed by Christopher Swartz, Stephen S. Flynn, Errol S. Flynn, Roseanne Flynn, Sackets Harbor Brewing Company, Inc.	196,399	-

Mortgage Loan with an interest rate of 7.75% with monthly payments of $3,276 issued on December 29, 1998 and due December 1, 2019. Mortgage secured by the real property of 981 Waterman Drive, Watertown, New York and guaranteed by Christopher Swartz, Stephen S. Flynn, Errol S. Flynn, Roseanne Flynn, Sackets Harbor Brewing Company, Inc.	269,792	-

Term Loan with an interest rate of 8.50% with monthly payments of $739 issued on July 27, 2007 and due July 1, 2012. Term Loan secured by the real property of 981 Waterman Drive, Watertown, New York and guaranteed by Christopher Swartz.	26,935	-

Mortgage Loan with an interest rate of 6.75% and issued on April 25, 2003 and due May 1, 2013. Mortgage secured by the real property of 24685 NYS Route 3, Watertown, New York and guaranteed by Christopher Swartz.	10,850	-

Mortgage Loan with an interest rate of 8.00% with monthly payments of $6,046.31 issued on November 20, 2006 and due December 1, 2026. Mortgage secured by the real property of 24685 NYS Route 3, Watertown, New York and guaranteed by Christopher Swartz, CFB Enterprises, Inc.; Harbor Acquisitions, Inc.; Jreck Subs, Inc.	505,190	-

Mortgage Loan with an interest rate of 9.00% with monthly payments of $3,379 issued on February 24, 2005 and due January 1, 2035. Mortgage secured by the real property of 202 West Main Street, Sackets Harbor, New York.	406,584	-

Mortgage Loan with an interest rate of 8.00% with monthly payments of $3,669 issued on February 1, 2007 and due January 1, 2037. Mortgage secured by the real property of 213 West Main Street, Sackets Harbor, New York.	497,253	-

Alteri Family Promissory Notes with an interest rate of 8.25% with bi-monthly interest-only payments for three years and interest and principal thereafter; issued on July 16, 2007 and due July 16, 2012.	212,376	-

Mortgage Loan bearing interest at 5% with monthly payments of $790 due December 2019, secured by 981 Waterman Drive, Watertown, New York and guaranteed by Alteri Bakery, Inc., members of the Alteri family, North Country Hospitality, Inc. and Christopher Swartz.	80,173	-

Mortgage Loan bearing interest at 7% payable monthly in monthly installments of $1,284 due December 2019, secured by 981 Waterman Drive, Watertown, New York and guaranteed by Alteri Bakery, Inc., members of the Alteri family, North Country Hospitality, Inc. and Christopher Swartz.	77,552	-

Mortgage Loan bearing interest at 7% payable monthly in monthly installments of $1,282 due December 2019, secured by 981 Waterman Drive, Watertown, New York and guaranteed by Alteri Bakery, Inc., members of the Alteri family, North Country Hospitality, Inc. and Christopher Swartz.	80,595	-

Secured Promissory Note with an accrued interest rate of 10% issued on February 27, 2007 and due November 30, 2007. Note guaranteed by North Country Hospitality, Inc.	75,000	-

Secured Promissory Note with an interest rate of 10% payable monthly and issued on March 5, 2007 and due March 12, 2008. Note guaranteed by North Country Hospitality, Inc.	200,000	-

Promissory Note with an interest rate of 12% payable monthly and issued on April 1, 2005 and due April 1, 2007. Note guaranteed by North Country Hospitality, Inc.	250,000	-

Secured Promissory Note with an interest rate of 12% payable monthly and issued on April 21, 2005 and due April 21, 2007. Note guaranteed by North Country Hospitality, Inc.	250,000	-

Short Term Promissory Note with an accrued interest rate of 15% and issued on September 25, 2006 and due January 23, 2007. Note guaranteed by North Country Hospitality, Inc.	200,000	-

Note with an interest rate of 14% payable monthly and issued on June 1, 2006 and due June 1, 2008. Note guaranteed by North Country Hospitality, Inc., Ultimate Franchise Systems, and Christopher Swartz.	125,000	-

Secured Promissory Note with an interest rate of 14% payable monthly and issued on March 5, 2007 and due March 12, 2008. Note guaranteed by North Country Hospitality, Inc.	150,000	-

Secured Promissory Note with an interest rate of 12% payable monthly and issued on April 18, 2005 and due April 18, 2007. Note guaranteed by North Country Hospitality, Inc.	125,000	-

Term loan with an interest rate of 8.00% with monthly installments of $1,509 issued June 22, 2006 and due July 1, 2026. Term loan is secured by the real property and assets of 212 W. Main Street, Sackets Harbor, New York and guaranteed by Christopher Swartz.	171,841	-

Notes payable non-interest bearing due July 31, 2009	215,000

Term loan bearing interest at 2.9% with monthly payments of $358 due 2012 secured by vehicle	16,863	-
Total Long-term Debt	8,179,393	7,876,743
Less current maturities	3,344,799	3,075,869
Long-Term Debt net	$4,834,594	$4,800,874

Future maturities of long-term debt and capital lease obligations are as follows:

Year Ending December 31	Total
2009	$3,344,799
2010	402,925
2011	262,270
2012	648,280
2013	600,677
Thereafter	2,920,442
Total	$8,179,393

Assets held under capital leases were $362,486 in 2008 and $217,319 in 2007 with accumulated amortization of $115,654 and $47,397 at December 31, 2008 and 2007, respectively. Amortization expense was $68,257 for 2008 and $1,754 for 2007 and is included in depreciation expense.

NOTE 10 - CONVERTIBLE DEBENTURES

Following is a summary of convertible debentures as of December 31, 2008 and 2007:
	2008	2007
Convertible Debentures due on March 23, 2009, provides for interest in the amount of 10% per annum and are convertible at the lesser of $0.015 or 85% of the lowest closing bid price of Seaway common stock during the 10 trading days immediately preceding the conversion date.	$-	$174,458

Convertible Debenture provides for no interest and is convertible into the Seaway's common stock at the lesser of (a) $0.001 per share or (b) the amount of this debenture to be converted divided by 90% of the closing market price of the Maker's common stock for the day prior to the date of the exercise of such conversion right.	-	1,553

Convertible debentures provide for no interest and convertible into Seaway's common stock at the lesser of (a) $0.001 per share or (b) the amount of this debenture to be converted divided by 90% of the closing market price of the Maker's common stock for the day prior to the date of the exercise of such conversion right.	-	115,197

Convertible debentures due on December 12, 2010 provide for interest at 7% per annum and are convertible at the lesser of (a) $0.10 per share or (b) 85% of the average 3 lowest Volume Weighted Average Prices ("VWAP") during the 20 trading days prior to the holder's election to convert. If the holder elects to convert a portion of the debenture and the VWAP is below $0.005, the Company shall have the right to prepay that portion of the debenture that the holder elected to convert, plus any accrued interest at 150% of such amount.	1,132,000	1,500,000

Convertible debenture due on September 18, 2012 provide for interest at 8% per annum and is convertible at the lesser of (a) $0.024 per share or (b) 90% of the closing market price for the day prior to the date of the holder's election to convert.	415,000	500,000

Convertible debentures due on demand provide for interest at 12% per annum and are convertible at the lesser of (a) $0.02 per share or (b) 90% of the closing market price for the day prior to the date of the holders' election to convert.	880,181	944,775

Convertible debenture due on December 10, 2010 provide for interest at 12% per annum and is convertible at the lesser of (a) $0.011 per share or (b) 75% of the lowest trade price on the 20 trading days previous to the conversion.	229,000	325,000

Convertible debentures due on November 30, 2010 provide for interest at 10% per annum and are convertible at the lesser of (a) $0.01 per share or (b) 90% of the average 3 lowest Volume Weighted Average Prices ("VWAP") during the 20 trading days prior to the holder's election to convert.	450,000	375,000

Convertible debenture due on December 30, 2008 provide for interest at 8% per annum and is convertible at 85% of the average closing market price for the 5 days prior to the date of the holder's election to convert.	600,000	-

Convertible debenture due on December 10, 2009 provide for interest at 8% per annum and is convertible at 85% of the closing market price for the 5 days prior to the date of the holder's election to convert.	600,000	-

Convertible debenture due on December 10, 2010 provide for interest at 8% per annum and is convertible at 85% of the closing market price for the 5 days prior to the date of the holder's election to convert.	800,000	-

Convertible debenture due on February 28, 2010 provide for interest at 12% per annum and is convertible at the lesser of (a) $0.01 per share or (b) 75% of the of the lowest volume weighted average prices during the 5 days immediately preceding the conversion date.	1,909,259	-

Convertible debenture due on September 30, 2010 provide for interest at 12% per annum and is convertible at the lesser of (a) $0.0007 per share or (b) 65% of the lowest closing market price for 5 days prior to the date of the holder's election to convert.	65,000	-

Convertible debenture due on August 31, 2011 provide for interest at 10% per annum and is convertible at the lesser of (a) $0.001 per share or (b) 65% of the lowest volume weighted average prices (“VWAP”) during the 5 trading days prior to the date of the holder's election to convert.	100,000	-

Convertible debenture due on August 31, 2011 provide for interest at 10% per annum and is convertible at the lesser of (a) $0.001 per share or (b) 65% of the lowest volume weighted average prices (“VWAP”) during the 5 trading days prior to the date of the holder's election to convert.	100,000	-

Convertible debenture due on October 9, 2011 provide for interest at 8% per annum and is convertible at the lesser of (a) $0.02 per share or (b) 90% of the closing market price for the day prior to the date of the holder's election to convert.	75,000	-

Convertible debenture due on September 15, 2011 provide for interest at 10% per annum and is convertible at the lesser of (a) $0.001 per share or (b) 65% of the closing market price for the day prior to the date of the holder's election to convert.	100,000	-

Convertible debenture due on July 31, 2013 provide for interest at 8% per annum and is convertible at the lesser of (a) $0.005 per share or (b) 75% of the closing market price for the day prior to the date of the holder's election to convert.	423,174	-

Convertible debenture due on July 31, 2013 provide for interest at 8% per annum and is convertible at the lesser of (a) $0.005 per share or (b) 75% of the closing market price for the day prior to the date of the holder's election to convert.	34,000	-

Convertible debenture due on July 10, 2013 provide for interest at 8% per annum and is convertible at the lesser of (a) $0.0008 per share or (b) 75% of the closing market price for the day prior to the date of the holder's election to convert.	100,000	-

Convertible debenture due on December 10, 2011 provide for interest at 10% the principal sum at the effective date and is convertible at the lesser of (a) $0.01 per share or (b) 75% of the lowest market price in the 20 days prior to the date of the holder's election to convert.	1,200,000	-

Convertible debenture due on June 1, 2010 provide for interest at 8% per annum and is convertible at the lesser of 65% of the average closing market prices for the 5 days prior to the date of the holder's election to convert.	205,668	-

Convertible debenture due on May 14, 2013 provide for interest at 8% per annum and is convertible at (a) 0.004 per share or (b) 75% of the closing market price for the day prior to conversion.	50,000	-

Convertible debenture (subsidiary) due January 14, 2010 provides for interest at 8% per annum	-	6,442
	9,468,282	3,942,425

Less note discounts	(3,947,473)	(1,818,428)
Total convertible debentures, net of discounts	$5,520,809	$2,123,997

Convertible debentures, current portion	$2,080,181	$946,328
Less note discounts	(344,543)	-
Total current portion of convertible debentures	1,735,638	946,328

Convertible debentures, net of current portion	7,388,101	2,996,097
Less note discounts	(3,602,930)	(1,818,428)
Total convertible debentures, net of current maturities	3,785,171	1,177,669

Total convertible debentures, net of discounts	$5,520,809	$2,123,997

The Company has determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivative meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a derivative with a corresponding value recorded as liability. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet. The change in the fair value of the liability for derivative contracts will be credited to other income/ (expense) in the consolidated statements of operations. The face amount of the debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the debentures results in an initial debt discount and derivative liabilities.

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

In 2008, the Company issued convertible debentures amounting to $6,362,101.  The debentures bear interest at rates ranging from 8% to 12%.

The Company determined that the conversion feature of the convertible debentures represent an embedded derivative since the debentures is convertible into a variable number of shares upon conversion. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative.

Total fair value of the derivative liability created by the convertible debentures was $3,164,767 in 2008 and $475,625 in 2007, respectively.  Unrealized gains (losses) on derivative investments created by convertible debentures was $4,043,266 in 2008 and $1,270,146 in 2007, respectively.

The following assumptions were applied to all convertible debt:

Market price	At date of commitment
Exercise prices	$0.012-$0.008
Expected Term (Days)	1-10
Volatility	85.70%
Risk-free interest rate	2.76%-3.17%

During the year ended December 31, 2008 and 2007, holders of the aforementioned securities converted amounts totaling $1,418,224 and $1,573,798 into 1,182,511 and 156,943 shares of common stock.

NOTE 11 - DUE TO RELATED PARTY AND RELATED PARTY TRNSACTIONS

Due to related party consisted of advances from the Company’s CEO at December 31, 2007. The advances were non-interest bearing and had no stated terms of repayment.

NOTE 12 - INCOME TAXES

The accompanying consolidated balance sheet includes the following components of deferred taxes under the liability method:

	2008	2007
Deferred Tax Liabilities
Property and equipment	(62,700)	(200,000)
Accrued expenses	(63,500)	-
	(126,200)	(200,000)

Deferred Tax Assets
Net operating loss carryforward	8,122,000	2,605,000
Accrued expenses	43,600	23,000
Intangibles	19,000	19,000
Inventory reserve	75,000	59,000
Other	-	3,000
	8,259,600	2,709,000

Net Deferred Tax Asset	8,133,400	2,509,000
Valuation allowance	(8,133,400)	(2,509,000)
	-	-

At December 31, 2008 the Company has federal net operating loss carryforwards of approximately $21,000,000 available for income tax purposes.  The federal net operating loss carryforwards expires at various times beginning in 2025 and may be subject to the separate return loss limitation rules and IRC section 382 limitations due to changes in ownership. The Company has assessed the evidence of its forecasted future operations against the potential likelihood of the realization of the deferred tax assets to make the determination that the Company will not utilize these carryforwards and has recorded a valuation allowance against the net deferred tax asset.

The Company has a loss of $14,145,000 in 2008 and $3,967,952 in 2007.  Deferred income taxes relate principally to the use of net operating loss carryforwards, the use for tax purposes of accelerated depreciation methods and the difference in the book and tax basis of certain accrued expense.

The provision for income taxes from continuing operations differs from taxes that would result from applying Federal statutory rates because of the following:

	Year ended December 31,
	2008		2007
	Amount	Percent	Amount	Percent

Taxes at Federal Statutory Rate	(4,073,398)	(34%)	(404,005)	(34.0)%
State Taxes Net of Federal Tax Benefit	(599,029)	(5%)	(59,413)	(5.0)%
Utilization of NOL	-	-	-	-
Tax Credits	-	-	-	-
Valuation Allowance	4,672,427	39%	2,014,709	169.6%
Other	-	-	-	-
	-	-	1,551,291	130.6%

The provision for income taxes consists of the following:

	Year ended December 31,
	2008	2007

Currently payable	$-	$-
Deferred	-	1,551,291
	$-	$1,551,291

NOTE 13 – LICENSING AGREEMENTS

The Company has entered into licensing agreements with several companies to operate various departments in its stores for sale of specific merchandise lines, including clothing and shoes. These licenses are for varying terms, expiring in 2009 and 2010.  Calculation of the licensing fee is based upon a percentage of gross sales of these departments.  Licensing fee income for the years ended December 31, 2008 and 2007 was $106,183 and $105,736, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company leases its retail stores under various lease agreements.  These leases call for a monthly minimum rent plus pro-rated charges for common area maintenance, insurance and real estate taxes, which are adjusted annually. These leases expire at various times from 2010 through 2015.

Approximate future minimum lease payments under non cancellable operating leases as of December 31, 2008 are as follows:

Year Ending December 31,
2009	$870,805
2010	785,193
2011	575,299
2012	572,874
2013	548,694
Thereafter	462,336

Total	$3,815,201

Rent expense for the years ended December 31, 2008 and 2007 was $794,664 and $240,449, respectively.

NOTE 15 – DISCONTINUED OPERATIONS

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

The tax effect of the above gain is $871,640. Results of discontinued operations for the year ended December 31, 2007 related to the operations of GS Carbon Trading, Inc. are as follows:

2007

Revenue	$18,900

Cost of revenue	(12,126)

SG&A expenses	(730,330)

Interest expense	(156,188)

Other income (expense)	(102,895)

Unrealized gain (loss) on derivative instruments	(3,266,171)

Tax benefit allocated	1,657,066

$(2,591,744)

NOTE 16 – FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which provides a framework for measuring fair value under GAAP. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets. Financial assets and liabilities valued using level 2 inputs are based primarily on quoted prices for similar assets or liabilities in active or inactive markets.  For certain long-term debt, the fair value was based on present value techniques using inputs derived principally or corroborated from market data. Financial assets and liabilities using level 3 inputs were primarily valued using management’s assumptions about the assumptions market participants would utilize in pricing the asset or liability. Valuation techniques utilized to determine fair value are consistently applied.

The table below presents a reconciliation for liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Derivative Liability

Balance at January 1, 2008	$878,499
Total unrealized gains included in earnings	(4,043,266)
Debt discounts	3,164,767
Balance at December 31, 2008	$-

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is input is unobservable.  Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.

NOTE 17 - SUBSEQUENT EVENTS

In January 2009, the Company executed a definitive agreement with Fuselier Holdings 1 Inc. for consulting services related to the reduction and/or restructuring of certain of Company’s debts.  As set forth in the agreement, Fuselier shall attempt to satisfy creditor claims utilizing various proprietary techniques, and for such services, Fuselier shall be paid a fee of 50% and 80% of reduced creditor unsecured and secured claims, respectively.  To date, Fuselier had negotiated settlements of approximately $1.5 million of creditor claims.

On January 21, 2009 the Company received the complaint “Golden Gate Equity Investors, Inc. v Seaway Valley Capital Corporation.” for monetary damages from an alleged breach of contract.  The complaint was filed in the Superior Court of California in San Diego County.  On March 2, 2009, Paul and Anaflor Graham acquired from Golden Gate the Company’s $1,132,000 Convertible Debenture issued to Golden Gate and Paul & Anaflor Graham assumed Golden Gate’s $912,500 Secured Promissory Note issued to the Company.   Golden Gate is no longer a debenture holder of the Company.  On March 20, 2009 the case was dismissed.

On March 4, 2008, Seaway Valley Capital Corporation and its wholly owned subsidiaries, WiseBuys Stores, Inc. and Patrick Hackett Hardware Company, consummated a five million dollar ($5,000,000) credit and security agreement with Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division (the "Line of Credit"). The funds available under Line of Credit were based on an advance rate of 55% of the Company's current inventory. The initial term of the Line of Credit was three years.  These funds were used for general working capital at the Company.  In early January 2009, Wells Fargo initiated an advance rate reduction (from the original 55% of inventory) by 1% per week.  In mid-January, Wells Fargo agreed to temporarily suspend the rate reduction in the event that Patrick Hackett Hardware Company raise an additional $2 million in equity capital or subordinated debt.  The Company was not successful in these capital raising efforts, and in February 2009 Wells Fargo again commenced the reduction of the advance rate.  On March 9th, March 18th and April 2nd, Wells Fargo issued default notices under the credit agreement, citing various default events such as failure to reach Tangible Net Worth, Net Cash Flow and Net Income milestones, as well as citing a change of control event as it related to the ALRN transaction.  Additionally, Wells Fargo continued to reduce the advance rate, and the loan balance had been reduced from a peak of $4.7 million in December 2008 to approximately $1.2 million at this time.

By April 13, 2009, The Company and Wells Fargo had substantially agreed on a Forbearance Agreement whereby the Company would pursue business activities in an effort to eliminate the Wells Fargo line of credit within 13 weeks.  These measures included, among others, the closure of certain Hackett’s stores.  This agreement was not signed at this time.

On April 13, 2009, six of the vendors of Patrick Hackett Hardware Company filed a petition with the United States Bankruptcy Court of the Northern District of New York for relief under Chapter 7 of the US Bankruptcy Code.  On April 15th, the petitioning creditors agreed to file a request for a motion to dismiss the case as a result of a Letter Agreement and a Security Agreement between Hackett’s and the trade vendors.

On May 2, 2009 the United States Bankruptcy Court of the Northern District of New York dismissed the involuntary petition filed against Hackett’s.

On April 1, 2009, the Company issued Clark E. Collins a $100,000 13 1/3% Convertible Promissory Note for proceeds of $100,000.  The Note, which is due January 1, 2010, is convertible into shares of the Company at a 15% discount to the market price of the share price at the time of conversion and is personally guaranteed by Thomas W. Scozzafava and secured with real property owned by Mr. Scozzafava.

Since January 1, 2009 Seaway Valley Capital Corporation has made additional payments to the sellers of ALRN of $85,000, with total proceeds made to the ALRN sellers of $120,000.

In January 2009 the Board of Directors of Hackett’s Stores, Inc. (HCKE.PK) approved the issuance of up to 20 million shares of HCKE pursuant to a Regulation S stock offering.  In March 2009, this offering commenced raising proceeds of approximately $50,000 in net proceeds to Hackett’s Stores, Inc.  On April 19, 2009 the Company sold to NCH Partners, LLC the restaurant operations of Good Fello’s Brick Oven Pizza and Wine Bar and Sackets Harbor Brewing Company for the assumption a certain debts and agreements to lease the respective facilities for a minimum of five years.  The Company retained ownership of the respective real properties and business assets, and NCH Partners, LLC has the right to acquire the business assets at the end of the tenth year.  NCH Partners, LLC does not have an option to acquire the real property of either business.  Additionally, Seaway Valley Capital Corporation retained ownership of the intellectual property (name, recipes, trademarks, etc) of Sackets Harbor Brewing Company, Inc., and agreed to license these assets to NCH Partners, LLC for a minimal annual fee for use in restaurant operations only.  The beer production and third-party beer marketing business was not part of the transaction.

On April 3, 2009 Chris Swartz resigned from The Board of Directors of the Company.

On May 2, 2009, the Company sold its interest in North Country Farms, LLC for neither a gain nor loss.

Subsequent to the year ended December 31, 2008, there were no conversion of convertible debentures converted into shares of common stock.

Subsequent to the original issuance of the financial statements for the year ended December 31, 2007, holders of Preferred Series C converted shares totaling 15,365  into  589,600  shares of common stock.

Subsequent to the original issuance of the financial statements for the year ended December 31, 2008, the Company issued shares totaling 120,000,000 valued at $12,000 for services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2008.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS , PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name Age Position

Thomas W. Scozzafava 39 Chairman, Chief Executive Officer, Chief Financial Officer Director since 2007.

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

In March 2006, New York State Governor George E. Pataki appointed Mr. Scozzafava to the Board of Trustees to the New York State Power Authority (“NYPA”).  Mr. Scozzafava, whose term ended in 2008, also sat on the Governance and Audit Committees of NYPA, whose mission is to provide clean, economical and reliable energy while promoting energy efficiency and innovation.  NYPA had revenues of over $2.7 billion in 2007.

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

CODE OF ETHICS

The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because there is only one member of management.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2008, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation information for the Company's single executive officer.  Mr. Scozzafava became associated with the Company in 2007.

Name and Principal Position		Annual Compensation			Long-term
					Compensation

	Year	Salary	Bonus	Other	Shares	All Other
					Granted	Compensation

Thomas W. Scozzafava	2008	$140,000	$--	$--	0	$--
Chairman and Chief Executive Officer	2007	$260,417	$--	$--	20,000	$--

OPTION GRANTS IN LAST FISCAL YEAR TO NAMED EXECUTIVE OFFICERS

The named executive officers of the Company do not hold any option to purchase shares of the Company's common stock.

EMPLOYMENT AGREEMENTS

The Company's relationship with its officer is on an at-will basis.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for out-of-pocket expenses incurred on our behalf, but receive no additional compensation for service as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the "beneficial ownership" of the Company's common stock as of May 15, 2008 by each of the Company's directors and executive officers, all current directors and executive officers as a group, and persons or groups owning more than 5% of the outstanding Common Stock. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. On May 15, 2008 there were 3,411,426 shares of the Company's common stock issued and outstanding as well as 100,000 shares of Series E Preferred Stock and 1,458,236 shares of the Company’s Series C Convertible Preferred Stock. The following table sets forth the number of the Company's shares beneficially owned by each person who, as of the closing, will own beneficially more than 5% of either class of the Company's voting stock, as well as the ownership of such shares by each director of the Company and the shares beneficially owned by the new directors as a group.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Audit Fees

Dannible & McKee, LLP billed the Company $97,500 for professional services rendered for the audit of our 2008 financial statements.  Dannible & McKee, LLP billed the Company $77,147 for professional services rendered for the audit of our 2007 financial statements.

Audit-Related Fees

Dannible & McKee, LLP billed $54,130 to the Company in 2008 for assurance and related services that are reasonably related to the performance of the 2008 audit or review of the quarterly financial statements.  Dannible & McKee, LLP billed $5,500 to the Company in 2007 for assurance and related services that are reasonably related to the performance of the 2007 audit or review of the quarterly financial statements.

Tax Fees

Dannible & McKee, LLP billed $9,750 to the Company in 2008 for professional services rendered for tax compliance, tax advice and tax planning.  Dannible & McKee, LLP billed $5,015 to the Company in 2007 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Dannible & McKee, LLP billed $0 to the Company in 2008 and 2007 for services not described above.

It is the policy of the Company's Board of Directors that all services other than audit, review or attest services must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8K

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

10.3	Convertible Debenture issued to Paul L. and Anaflor Graham – filed as an exhibit to the Current Report on Form 8-K filed on November 29, 2007, and incorporated herein by reference.
10.4
Stock Purchase Agreement dated May 24, 2007 among Juliann Hackett Cliff, Patrick Hackett, Jr., Norman V. Garrelts and WiseBuys Stores, Inc. relating to Patrick Hackett Hardware Company – filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 23, 2007, and incorporated herein by reference.

10.5
Amendment to Stock Purchase Agreement, dated September 18, 2007, among Juliann Hackett Cliff, Patrick Hackett, Jr., Norman V. Garrelts and WiseBuys Stores, Inc.  – filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 23, 2007, and incorporated herein by reference.

10.6	Convertible Promissory Note dated January 30, 2008 issued by the Company to JMJ Financial

10.7	Secured and Collateralized Promissory Note dated December 10, 2007 issued by JMJ Financial to Seaway Valley Capital Corporation,
21	Subsidiaries:
WiseBuys Stores, Inc.
Hackett’s Stores, Inc.
Patrick Hackett Hardware Company
Seaway Valley Fund, LLC
Seaway Realty Holdings, LLC
North Country Hospitality, Inc.
Sackets Harbor Brewing Company, Inc.
Alteri Bakery, Inc.
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

SEAWAY VALLEY CAPITAL CORPORATION

By: /S/ THOMAS SCOZZAFAVA THOMAS SCOZZAFAVA Chairman & Chief Executive Officer Chief Financial Officer Date: May 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 18, 2009.

/s/ Thomas Scozzafava
Thomas Scozzafava
Director, Chief Executive Officer
Chief Financial Officer