Form 10-Q
period 2009-03-31
SEAWAY VALLEY CAPITAL CORP
filed 2009-05-20
CIK 884380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTER ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes       No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer       Accelerated filer        Non-accelerated filer       Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No    X

The number of outstanding shares of common stock as of May 19, 2009 was: 353,411,426

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS	March 31, 2009	December 31, 2008
Current assets:
Cash	$158,678	$590,859
Accounts receivable	290,583	401,157
Inventories	5,435,924	7,416,788
Notes receivable	1,695,675	1,749,092
Marketable securities, trading	-	-
Prepaid expenses and other assets	56,127	104,852
Refundable income taxes	205,213	205,213
Total current assets	7,842,200	10,467,961
Property and equipment, net	10,546,305	10,783,578
Other Assets:
Deferred financing fees	224,400	246,597
Investments	465,973	465,973
Other assets	265,500	265,500
Excess purchase price	3,284,193	3,284,193
Security deposits	32,300	32,300
Total other assets	4,272,366	4,294,563
TOTAL ASSETS	$22,660,871	$25,546,102

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Line of credit	$1,510,334	$3,065,117
Accounts payable	8,511,093	7,454,894
Accrued expenses	3,040,574	2,907,020
Current portion of long term debt	3,344,354	3,344,799
Convertible debentures	3,117,839	1,735,638
Liabilities of discontinued operations	1,136,848	-
Total current liabilities	20,661,042	18,507,468
Long term debt, net of current	4,720,064	4,834,594
Convertible debentures, net of current	2,813,378	3,785,171
Other liabilities	164,041	184,719
Due to related party	8,000	-
Total liabilities	28,366,525	27,311,952
Commitments and contingencies	-	-
STOCKHOLDERS' EQUITY
Series A voting preferred stock, $.0001 par value; 100,000
shares authorized; 0 and 0 shares issued and outstanding, respectively	-	-
Series B voting preferred stock, $.0001 par value; 100,000
shares authorized; 0 and 100,000 shares issued and outstanding, respectively	-	-
Series C voting preferred stock, $.0001 par value; 1,600,000
shares authorized; 1,391,746 and 1,407,736 shares issued and outstanding, respectively	139	141
Series D voting preferred stock, $.0001 par value; 1,250,000
shares authorized; 881,065 and 881,065 shares issued and outstanding, respectively	88	88
Series E voting preferred stock, $.0001 par value; 100,000
shares authorized; 100,000 and 100,000 shares issued and outstanding, respectively	10	10
Common stock, $0.0001 par value, 10,005,000,000 authorized;
3,454,123 and 2,744,523 shares issued and outstanding, respectively	345	274
Additional paid-in capital	15,277,263	15,265,333
Accumulated deficit	(20,519,013)	(17,034,508)
Noncontrolling interest	(464,486)	2,812
Total stockholders' equity (deficit)	(5,705,654)	(1,765,850)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,660,871	$25,546,102

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

Revenue	$2,988,148	$2,653,041
Cost of revenue	2,574,153	1,973,836

Gross profit	413,995	679,205

Gain on sale of securities, net	-	52,932

Operating expenses:
Selling, general and administrative expenses
(including stock based compensation of
$12,000 and $0 respectively)	2,026,055	1,869,863
Total operating expenses	2,026,055	1,869,863

Operating loss	(1,612,060)	(1,137,726)

Other income (expense):
Unrealized gain (loss) on derivative instruments	-	(932,069)
Interest expense	(934,766)	(497,919)
Interest income	-	37,392
Other income (expense)	16,738	(53,251)
Total other income (expense)	(918,028)	(1,445,847)

Loss from continuing operations	(2,530,088)	(2,583,573)

Discontinued operations
Loss on disposal of discontinued operations	(682,414)	-
Loss from discontinued operations	(186,488)	(211,783)
Total discontinued operations, net of tax	(868,902)	(211,783)

Loss before provision for income taxes	(3,398,990)	(2,795,356)

Provision for (benefit from) income taxes	550,000	135,000

Net loss	(3,948,990)	(2,930,356)

Less: Net loss attributable to the noncontrolling interest	(467,298)	-

Net loss attributable to Parent Company	$(3,481,692)	$(2,930,356)

Basic and diluted loss per share - continuing	$(0.84)	$(14.30)
Basic and diluted loss per share - discontinued	(0.24)	(1.11)
Basic and diluted loss per share	$(1.08)	$(15.41)

Weighted average of shares of common stock
Outstanding, basic	3,215,702	190,220

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations
Net loss from continuing operations	$(3,080,088)	$(2,718,573)
Adjustments to reconcile net loss to net cash provided
by continuing operating activities:
Deferred taxes	550,000	135,000
Depreciation and amortization	184,859	90,629
Gain on marketable securities	-	(52,434)
Unrealized gain on derivatives	-	932,069
Amortization of deferred financing fees	22,197	35,496
Stock based compensation	12,000	-
Amortization of debt discount	410,408	236,008
Accrued interest	136,182	-
Change in assets and liabilities:
Accounts receivable	110,574	110,774
Inventory	1,980,864	653,299
Prepaid expenses and other assets	48,725	86,231
Related party	8,000	-
Security deposits	-	(12,011)
Accounts payable	1,056,199	(1,457,754)
Accrued expenses	47,975	102,790
Other liabilities	(20,678)	-
Cash Used in (Provided by) Continuing Operating Activities	1,467,217	(1,858,476)
Discontinued operations
Net loss from discontinued operations	(868,902)	(211,783)
Adjustments to reconcile net loss to net cash
provided by discontinued operating activities:
Deferred taxes	(550,000)	(135,000)
Depreciation and amortization	72,097	18,273
Change in assets and liabilities
Accrued expenses	1,136,848	-
Cash Used in Discontinued Operating Activities	(209,957)	(328,510)

Cash Provided By (Used in) Operating Activities	$1,257,260	$(2,186,986)

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(19,683)	$(42,879)
Cash Used in investing activities	(19,683)	(42,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing fees	-	(260,000)
Borrowings on (repayments of) line of credit	(1,554,783)	2,392,169
Proceeds from convertible debentures	-	175,000
Repayment of long term debt	(114,975)	(205,142)
Cash Provided (Used in) by financing activities	(1,669,758)	2,102,027

Net Decrease in Cash	(432,181)	(127,838)
Cash at Beginning of Period	590,859	1,116,003
Cash at End of Period	$158,678	$988,165

Cash paid during the period for:
Interest	$-	$226,415
Income taxes	$-	$-

SUPPLEMENTAL STATEMENT OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible debt and accrued interest into common stock	$-	$158,322

Warrants issued with debt	$-	$728,170

Conversion of preferred stock into common stock	$2	$-

Convertible debentures issued in exchange for notes payable	$-	$2,299,662

Discount issued upon issuance of derivative	$-	$2,049,957

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2- GOING CONCERN

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2009, the Company has generated revenues of $3 million but has incurred a net loss of approximately $4.0 million. The Company also has a working capital deficit and is in default on its credit facility. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Deferred Financing Fees and Debt Discounts

Deferred finance costs represent costs which may include direct costs paid to or warrants issued to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally may  include  the value of warrants,  fair value of the  derivative  conversion  feature,  or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount.  These costs and discounts are generally amortized over the life of the related debt.  In connection with debt issued during the three months ended March 31, 2009, the Company recorded no debt discounts. Amortization expense related to these costs and discounts were $432,605 for the three months ended March 31, 2009, including $410,408 in debt discount amortization included in interest expense on the Statement of Operations.

Derivative Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" require all derivatives to be recorded on the balance sheet at fair value. The beneficial conversion features of the convertible debentures are embedded derivatives and are separately valued and accounted for on our balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management's judgment and may impact net income.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2009, the Company had a full valuation allowance against its deferred tax assets.

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts payable, long term debt, line of credit, convertible debt and due to related parties. Management believes the estimated fair value of cash, accounts payable and debt instruments at March 31, 2009 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. Fair value of due to related parties cannot be determined due to lack of similar instruments available to the Company.

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

Net Income (Loss) per Common Share

In accordance with SFAS No. 128, "Earnings Per Share," Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had 35,247 warrants outstanding at March 31, 2009 and 2008, respectively. The inclusion of the warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share because under the treasury stock method the average market price of the Company's common stock was less than the exercise prices of the warrants, and therefore they are not included in the calculation.

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

NOTE 4 -SEGMENT INFORMATION

The Company has three reportable segments in 2009: retail sales, hospitality and investment portfolio management.

	Three Months Ended March 31, 2009
	Retail	Hospitality	Investing	Total
Revenue
Merchandise sales and third party income	$2,200,021	$788,127	$-	$2,988,148
Realized and unrealized gain on securities	-	-	-	-
Total revenue	2,200,021	788,127		2,988,148

Cost and expenses
Cost of revenue	2,236,846	337,307	-	2,574,153
Selling and administrative	1,469,025	557,030	-	2,026,055
Interest expense	733,329	201,437	-	934,766
Other income	(16,738)	-	-	(16,738)
Total costs and expenses	4,422,462	1,095,774	-	5,518,236

Loss from continuing operations	$(2,222,441)	$(307,647)	$-	$(2,530,088)

Total assets	$14,697,962	$7,962,909	$-	$22,660,871

Capital expenditures	$19,683	$-	$-	$19,683

The Company has two reportable segments in 2008: retail sales and investment portfolio management.

	Three Months Ended March 31, 2008
	Retail	Investing	Total
Revenue
Merchandise sales and third party income	$2,653,041	$-	$2,653,041
Realized and unrealized gain on securities	-	52,932	52,932
Total revenue	2,653,041	52,932	2,705,973

Cost and expenses
Cost of revenue	1,973,836	-	1,973,836
Selling and administrative	1,869,863	-	1,869,863
Share based compensation	-	-	-
Interest expense	497,919	-	497,919
Unrealized loss on derivative instruments	932,069	-	932,069
Other expense	15,859	-	15,859
Total costs and expenses	5,289,546	-	5,289,546

Income (loss) from continuing operations	$(2,636,505)	$52,932	$(2,583,573)

Total assets	$19,033,566	$210,787	$19,244,353

Capital expenditures	$42,879	$-	$42,879

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

On March 14, 2008 the Company established the 2008 Stock and Stock Option Plan. The number of Shares available for grant under the Plan shall not exceed three thousand two hundred (3,200) Shares. The Shares granted under this Plan may be either authorized but unissued or reacquired Shares. A total of 3,200 shares were outstanding at March 31, 2009 under the plan. On July 16, 2008, the Company established the 2008 Equity Incentive Plan.  The number of shares available for issuance under the 2008 Equity Incentive Plan is 10,000.  A total of 10,000 shares were outstanding at March 31, 2009 under the 2008 Equity Incentive Plan.  On September 26, 2008, the Company established the 2008 Employee Equity Plan.  The number of shares available for issuance under the 2008 Employee Equity Plan is 200,000.  A total of 135,000 shares were outstanding at March 31, 2009 under the 2008 Employee Equity Plan.

During the three months ended March 31, 2009 holders of Series C Preferred Stock converted 15,990 shares into 589,600 shares of common stock.

STOCK BASED COMPENSATION

During the three months ended March 31, 2009, the Company issued 120,000 shares of common stock to a consultant in exchange for services. The shares were valued at $12,000 based on the value of the shares on the date of the grant.

NOTE 6 – DISCONTINUED OPERATIONS

In March 2009, the Company decided to close two of its retail stores.  These reporting units and their operating results have been shown as discontinued operations.  The loss on discontinued operations represents the accrual of the remaining lease liability related to these stores.

All assets that will not be utilized in other locations have been written down to their fair value or are fully depreciated at March 31, 2009.

NOTE 7 - LINE OF CREDIT

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

By April 13, 2009, The Company and Wells Fargo had substantially agreed on a Forbearance Agreement whereby the Company would pursue business activities in an effort to eliminate the Wells Fargo line of credit within 13 weeks.  These measures included, among others, the closure of certain Hackett’s stores.  This agreement was signed on May 18, 2009.

NOTE 8 - CONVERTIBLE DEBENTURES

Following is a summary of convertible debentures as of March 31, 2009:
2009

Convertible debentures	$9,468,282

Less note discounts	(3,537,065)
Total convertible debentures, net of discounts	$5,931,217

Convertible debentures, current portion	$3,989,440
Less note discounts	(871,601)
Total current portion of convertible debentures	3,117,839

Convertible debentures, net of current portion	5,478,842
Less note discounts	(2,665,464)
Total convertible debentures, net of current maturities	2,813,378

Total convertible debentures, net of discounts	$5,931,217

NOTE 9 – FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which provides a framework for measuring fair value under GAAP. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

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

The table below presents a reconciliation for liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	2009	2008

Balance at January 1,	$-	$878,499
Total unrealized (gains) losses included in earnings	-	932,069
Debt discounts	-	1,481,338
Balance at March 31,	$-	$3,291,906

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is input is unobservable.  Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.  The Company had no Level 1 or Level 2 financial assets.

NOTE 10- NONCONTROLLING INTEREST

The Company has a noncontrolling interest related to its ownership of 88% of Hackett’s Stores, Inc. which occurred in December 2008.  In accordance with Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements” the following represents the amounts attributable to the noncontrolling interest for the results of operations and changes in equity for the quarter ended March 31, 2009.

Amounts attributable to:
		Noncontrolling
	Company	Interest	Total

Loss from continuing operations	$(2,717,058)	$(363,030)	$(3,080,088)
Loss from discontinued operations	(764,634)	(104,268)	(868,902)

Net loss	$(3,481,692)	$(467,298)	$(3,948,990)

		Noncontrolling
	Company	Interest	Total

Stockholders' Deficit at January 1, 2009	$(1,768,662)	$2,812	$(1,765,850)
Net loss for the quarter	(3,481,692)	(467,298)	(3,948,990)
Equity transactions, net	9,186	-	9,186

Stockholders' Deficit at March 31, 2009	$(5,241,168)	$(464,486)	$(5,705,654)

NOTE 11 - SUBSEQUENT EVENTS

In January 2009 the Board of Directors of Hackett’s Stores, Inc. (HCKE.PK) approved the issuance of up to 20 million shares of HCKE pursuant to a Regulation S stock offering. In April 2009, this offering commenced raising proceeds of approximately $50,000 in net proceeds to Hackett’s Stores, Inc.

Since March 31, 2009 the Company and its affiliates have made additional payments to the sellers of ALRN of $77,000, with total proceeds made to the ALRN sellers of $120,000.

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

On April 3, 2009 Chris Swartz resigned from The Board of Directors of the Company and from his position as Chief Operations Officer.

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

On May 2, 2009, the Company sold its interest in North Country Farms, LLC for $30,000, which represented neither a gain nor loss on the investment.

On May 19, 2009 Seaway Capital, Inc., a holding company 100% owned by Thomas W. Scozzafava, the Company’s CEO and Chairman, was issued 350,000,000 shares of restricted stock for an agreement to exchange its 100,000 Series E Convertible Preferred shares for a $1,500,000 Series F Redeemable Preferred Stock that is non-convertible into common stock of the Company.

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

Result of Operations

Three Months Ended March 30, 2009 Compared with Three Months Ended March 30, 2008

The Company’s net sales increased to $2,988,148 for the three month period ended March 30, 2009 from $2,653,041 for the three month period ended March 30, 2008, an increase of $ $335,107.  The increase in sales was the result of the acquisition of North Country Hospitality which took place on June 1, 2008.

The Company’s cost of goods sold also increased from $1,973,836 for the three months ended March 30, 2008 to $2,574,153 during the same period in 2009. This led to a $265,210 decrease in our gross margin to $413,995 for the three month period ended March 30, 2009 from $679,205 for the three month period ended March 30, 2008.

Net realized and unrealized loss on the sale of securities was $0 during the three month period ended March 30, 2009 versus $52,932 for the same period ended March 30, 2008.

General and administrative expenses during the three months ended March 30, 2009 were $2,026,055 versus $1,869,863 for the same period in 2008. The increase of $ $156,192 was driven by the acquisition of North Country Hospitality.

Seaway Valley Capital Corporation had an operating loss from continuing operations of $2,530,088 for the three months ended March 30, 2009 versus $2,583,573 for the same period ended March 30, 2008. This is related to the fact that the Company had no operations of North Country in the first quarter of 2008 while it had a full three months of operations in 2009.

The Company recognized a loss from discontinued operations of $868,902 for the three months ended March 30, 2009, compared to a net loss of $211,783 for the same period in 2008.  The primary driver of the 2009 increase in losses was the recognition of the totality of lease obligations remaining on the life of closed Hackett’s stores.

Net losses for the periods ended March 30, 2009 and March 30, 2008 were $3,948,990 and $2,930,356, respectively.  The primary drivers for the losses were losses from discontinued operations, increased SG&A expenses, a seasonal ebb in our hospitality holdings, and margin compression at Hackett’s.

Liquidity and Capital Resources

Operations have been funded to date primarily by loans (both bank loans and more recently convertible debentures), contributions by our founders and their associates, and profitable securities sales at Seaway Valley Fund, LLC.  The net amount of the bank loans is reflected on our March 30, 2009 balance sheet in the aggregate amount of $9,574,752. The net amount of the convertible debentures is reflected on our March 30, 2009 balance sheet in the aggregate amount of $5,931,217.

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

The bank has declared the line of credit to be in default and has restricted certain cash receipts and disbursements of the Company until the line is repaid.  The balance outstanding on the line of credit was $1,469,081 and $3,023,864 at March 31, 2009 and December 31, 2008, respectively.  Due to the default, certain other long term obligations that may be callable by the holders have been classified as current in the accompanying financial statements.

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

By April 13, 2009, The Company and Wells Fargo had substantially agreed on a Forbearance Agreement whereby the Company would pursue business activities in an effort to eliminate the Wells Fargo line of credit within 13 weeks.  These measures included, among others, the closure of certain Hackett’s stores.  This agreement was executed on May 18, 2009.

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

ITEM 1A.  RISK FACTORS

There has been no material change to the risk factors set forth in Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the three months ended March 31, 2009

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

By April 13, 2009, The Company and Wells Fargo had substantially agreed on a Forbearance Agreement whereby the Company would pursue business activities in an effort to eliminate the Wells Fargo line of credit within 13 weeks.  These measures included, among others, the closure of certain Hackett’s stores.  This agreement was executed on May 18, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following are exhibits filed as part of the Company's Form 10-Q for the period ended March 30, 2009:

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

SEAWAY VALLEY CAPITAL CORPORATION

By:	/s/	THOMAS SCOZZAFAVA
THOMAS SCOZZAFAVA
Chairman, Chief Executive Officer
and Chief Financial Officer
Date:		May 20, 2009