Form 10-Q
period 2009-06-30
SEAWAY VALLEY CAPITAL CORP
filed 2009-09-02
CIK 884380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED JUNE 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes           No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer        Accelerated filer          Non-accelerated filer        Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   X      No

The number of outstanding shares of common stock as of August 19, 2009 was: 2,453,473,602.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS	June 30, 2009	December 31, 2008
Current assets:
Cash	$368,767	$590,859
Accounts receivable	345,758	401,157
Inventories	3,481,106	7,416,788
Notes receivable	1,695,675	1,749,092
Prepaid expenses and other assets	13,409	104,852
Refundable income taxes	220,813	220,813
Total current assets	6,125,528	10,483,561
Property and equipment, net	10,058,242	10,783,578
Other Assets:
Deferred financing fees	136,924	246,597
Investments	25,000	465,973
Other assets	265,500	265,500
Excess purchase price	2,450,742	3,284,193
Security deposits	32,300	32,300
Total other assets	2,910,466	4,294,563
TOTAL ASSETS	$19,094,236	$25,561,702

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Line of credit	$568,022	$3,065,117
Accounts payable	8,929,227	7,454,894
Accrued expenses	3,571,104	2,922,620
Current portion of long term debt	2,969,623	3,344,799
Convertible debentures	3,360,281	1,735,638
Derivative liability - convertible debentures	7,569,552	-
Liabilities of discontinued operations	2,504,422	-
Total current liabilities	29,472,231	18,523,068
Long term debt, net of current	4,844,999	4,834,594
Convertible debentures, net of current	3,184,092	3,785,171
Other liabilities	119,204	184,719
Due to related party	16,000	-
Total liabilities	37,636,526	27,327,552
Commitments and contingencies	-	-
STOCKHOLDERS' EQUITY
Series A voting preferred stock, $.0001 par value; 100,000
shares authorized; 0 and 0 shares issued and outstanding, respectively	-	-
Series B voting preferred stock, $.0001 par value; 100,000
shares authorized; 0 and 0 shares issued and outstanding, respectively	-	-
Series C voting preferred stock, $.0001 par value; 1,600,000
shares authorized; 353,246 and 1,407,736 shares issued and outstanding, respectively	36	141
Series D voting preferred stock, $.0001 par value; 1,250,000
shares authorized; 881,065 and 881,065 shares issued and outstanding, respectively	88	88
Series E voting preferred stock, $.0001 par value; 100,000
shares authorized; 100,000 and 100,000 shares issued and outstanding, respectively	10	10
Common stock, $0.0001 par value, 10,005,000,000 authorized;
155,846,986 and 2,744,523 shares issued and outstanding, respectively	15,585	274
Additional paid-in capital	12,230,042	15,265,333
Accumulated deficit	(30,241,528)	(17,034,508)
Noncontrolling interest	(546,523)	2,812
Total stockholders' deficiency	(18,542,290)	(1,765,850)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,094,236	$25,561,702

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	$2,160,935	$3,467,735	$4,450,304	$5,599,740
Cost of revenue	1,255,084	1,933,027	3,115,997	3,434,615

Gross profit	905,851	1,534,708	1,334,307	2,165,125

Loss on sale of securities	-	(159,334)	-	(106,402)

Operating expenses:
Selling, general and administrative expenses (including stock based compensation of $720,000, $494,500, $732,500 and $494,500, respectively)	3,094,493	2,553,737	4,723,209	4,027,771
Total operating expenses	3,094,493	2,553,737	4,723,209	4,027,771

Operating loss	(2,188,642)	(1,178,363)	(3,388,902)	(1,969,048)

Other income (expense):
Unrealized loss on derivative instruments	(3,434,736)	(391,641)	(3,434,736)	(1,323,710)
Interest expense	(1,323,388)	(758,929)	(2,249,066)	(1,256,849)
Interest income	62,154	92,657	62,154	130,049
Other income (expense)	44,128	(4,667)	53,050	(71,661)
Total other income (expense)	(4,651,842)	(1,062,580)	(5,568,598)	(2,522,171)

Loss from continuing operations	(6,840,484)	(2,240,943)	(8,957,500)	(4,491,219)

Discontinued operations
Loss on disposal of discontinued operations (net of tax)	(1,892,750)	-	(3,007,120)	-
Loss from discontinued operations (net of tax)	(785,558)	(629,228)	(1,496,101)	(1,309,309)
Total discontinued operations	(2,678,308)	(629,228)	(4,503,221)	(1,309,309)

Loss before provision for income taxes	(9,518,792)	(2,870,171)	(13,460,721)	(5,800,528)

Provision for income taxes	5,339	1,196	12,400	1,196

Net Loss	(9,524,131)	(2,871,367)	(13,473,121)	(5,801,724)

Less: Net loss attributable to the noncontrolling interest	(304,647)	-	(565,361)	-

Net loss attributable to Parent Company	$(9,219,484)	$(2,871,367)	(12,907,760)	(5,801,724)

Loss per share from continuing operations – basic	$(0.18)	$(1.81)	$(0.49)	$(4.10)
Loss per share from discontinued operations – basic	(0.07)	(0.51)	(0.25)	(1.20)
Loss per share – basic	$(0.25)	$(2.31)	$(0.74)	$(5.30)

Weighted average shares of common stock outstanding – basic	38,255,303	1,240,431	18,167,661	1,095,405

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations
Net loss from continuing operations	$(8,969,900)	$(4,492,415)

Adjustments to reconcile net loss
to net cash provided by continuing operating activities:
Deferred taxes	-	1,196
Depreciation and amortization	567,939	306,136
Loss on marketable securities	-	106,402
Unrealized loss on derivatives	3,434,736	1,323,710
Amortization of deferred financing fees	36,760	84,689
Stock based compensation	732,500	494,500
Amortization of debt discount	1,111,054	592,809
Change in assets and liabilities:
Accounts receivable	55,399	53,822
Inventories	3,935,682	(412,563)
Prepaid expenses and other assets	91,443	(120,247)
Refundable income taxes	-	114,819
Related party	16,000	-
Other assets	-	360,724
Accounts payable	1,474,333	294,381
Accrued expenses	750,353	(329,405)
Other liabilities	(65,515)	-
Cash Provided by (Used in) Continuing Operating Activities	3,170,784	(1,621,442)
Discontinued Operations
Net loss from discontinued operations	(4,503,221)	(1,309,309)
Adjustments to reconcile net loss to net cash
provided by continuing operating activities:
Depreciation and amortization	173,779	43,341
Provision for deferred income taxes	-	(1,196)
Loss on disposal of discontinued operations	3,007,120	-
Cash Used in Discontinued Operating Activities	(1,322,322)	(1,267,164)

Cash Provided by (Used in) Operating Activities	1,848,462	(2,888,606)

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(16,382)	$(209,070)
(Purchases) sales of investments	440,973	(175,000)
Cash Used in Investing Activities	424,591	(384,070)

CASH FLOW FROM FINANCING ACTIVITIES:
Net (payments) borrowings on line of credit	(2,497,095)	3,344,150
Deferred financing fees	-	(260,000)
Net proceeds from issuance of common stock	166,721	-
Repayments of long term debt	(314,771)	(273,706)
Proceeds from convertible debentures	150,000	225,000
Cash Provided by (Used in) Financing Activities	(2,495,145)	3,035,444

Net Decrease in Cash	(222,092)	(237,232)
Cash at Beginning of Period	590,859	1,116,003
Cash at End of Period	$368,767	$878,771

Cash paid during the period for:
Interest	$561,967	$272,970
Income taxes	$-	$-

SUPPLEMENTAL STATEMENT OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible debt and accrued interest into common stock	$143,445	$838,459

Warrants issued with debt	$97,627	$728,170

Conversion of preferred stock into common stock	$104	$1

Convertible debentures issued in exchange for notes payable	$-	$4,299,662

Discount recorded upon issuance of derivative	$4,134,816	$2,845,438

Preferred stock issued for acquisition	$-	$1,018,037

Preferred stock exchanged for convertible debenture	$4,113,640	$-

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2- GOING CONCERN

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2009, the Company has generated revenues of approximately $4.5 million but has incurred a net loss of approximately $13 million. The Company also has a working capital deficit and is in default on its credit facility. Its ability to continue as a going concern is dependent upon achieving sales growth, reduction of operation expenses and ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Deferred Financing Fees and Debt Discounts

Deferred finance costs represent costs which may include direct costs paid to or warrants issued to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally may  include  the value of warrants,  fair value of the  derivative  conversion  feature,  or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount.  These costs and discounts are generally amortized over the life of the related debt.  In connection with debt issued during the six months ended June 30, 2009, the Company recorded $4,232,443 in debt discounts for the six months ended June 30, 2009. Amortization expense related to these costs and discounts were $1,147,814 for the six months ended June 30, 2009, including $1,111,054 in debt discount amortization included in interest expense on the Statement of Operations.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2009, the Company had a full valuation allowance against its deferred tax assets.

Estimated Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts payable, long term debt, line of credit, convertible debt and due to related parties. Management believes the estimated fair value of cash, accounts payable and debt instruments at June 30, 2009 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments. Fair value of due to related parties cannot be determined due to lack of similar instruments available to the Company.

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

Subsequent events

Subsequent events were evaluated by management through August 28, 2009 which is date the financial statements were released.

Net Income (Loss) per Common Share

In accordance with SFAS No. 128, "Earnings Per Share," Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) adjusted for income or loss that would result from the assumed conversion of potential common shares from contracts that may be settled in stock or cash by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had 10,035,247 and 17,263 warrants outstanding at June 30, 2009 and 2008, respectively. The inclusion of the warrants and potential common shares to be issued in connection with convertible debt have an anti-dilutive effect on diluted loss per share because under the treasury stock method the average market price of the Company's common stock was less than the exercise prices of the warrants, and therefore they are not included in the calculation.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162 (SFAS 168). Upon assumption, the FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The adoption of SFAS 168 will not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain items in the financial statements in the prior year have been reclassified to conform with the current year presentation. Such reclassification had no effect on net income.

NOTE 4 -SEGMENT INFORMATION

The Company has two reportable segments in 2009: retail sales and hospitality.

	Six Months Ended June 30, 2009
	Retail	Hospitality	Total
Revenue
Merchandise sales and third party income	$3,215,308	$1,234,996	$4,450,304

Cost and expenses
Cost of revenue	2,568,612	547,385	3,115,997
Selling and administrative	3,965,157	758,052	4,723,209
Unrealized gain on derivatives	3,434,736	-	3,434,736
Interest expense	1,816,211	432,855	2,249,066
Other (income) expense	(115,204)	-	(115,204)
Total costs and expenses	11,669,512	1,738,292	13,407,804

Loss from continuing operations	$(8,454,204)	$(503,296)	$(8,957,500)

Total assets	$12,109,046	$6,985,190	$19,094,236

Capital expenditures	$16,382	$-	$16,382

The Company has three reportable segments in 2008; retail sales, hospitality and investment portfolio management.

	Six Months Ended June 30, 2008
	Retail	Hospitality	Investing	Total
Revenue
Merchandise sales and third party income	$5,099,202	$500,538	$-	$5,599,740
Realized and unrealized gain on securities	-	-	(106,402)	(106,402)
Total revenue	5,099,202	500,538	(106,402)	5,493,338

Cost and expenses
Cost of revenue	3,279,072	155,543	-	3,434,615
Selling and administrative	3,675,905	351,866	-	4,027,771
Unrealized gain on derivatives	1,323,710	-	-	1,323,710
Interest expense	1,205,596	51,253	-	1,256,849
Other income	(58,388)	-	-	(58,388)
Total costs and expenses	9,425,895	558,662	-	9,984,557

Loss from continuing operations	$(4,326,693)	$(58,124)	$(106,402)	$(4,491,219)

Total assets	$24,687,641	$8,236,028	$326	$32,923,995

Capital expenditures	$209,070	$-	$-	$209,070

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

On March 14, 2008 the Company established the 2008 Stock and Stock Option Plan. The number of Shares available for grant under the Plan shall not exceed three thousand two hundred (3,200) Shares. The Shares granted under this Plan may be either authorized but unissued or reacquired Shares. A total of 3,200 shares were outstanding at June 30, 2009 under the plan. On July 16, 2008, the Company established the 2008 Equity Incentive Plan.  The number of shares available for issuance under the 2008 Equity Incentive Plan is 10,000.  A total of 10,000 shares were outstanding at June 30, 2009 under the 2008 Equity Incentive Plan.  On September 26, 2008, the Company established the 2008 Employee Equity Plan.  The number of shares available for issuance under the 2008 Employee Equity Plan is 200,000.  A total of 135,000 shares were outstanding at June 30, 2009 under the 2008 Employee Equity Plan.

During the six months ended June 30, 2009 holders of Series C Preferred Stock converted 15,990 shares into 589,600 shares of common stock.

On May 20, 2009 certain related shareholders exchanged 1,028,500 shares of Series C Preferred Stock for a convertible debenture totaling $4,113,640.  The debenture bears interest at 12% and is convertible at the lesser of: (a) $0.01 or (b) 50% of the lowest volume weighted average price during the five (5) trading days immediately preceding the conversion date (see Note 8).

During the six months ended June 30, 2009, holders of convertible debentures converted $145,945 into 64,059,530 shares of common stock.  Included in these amounts were related shareholders conversions of $62,500 into 31,166,667 shares of common stock.

During the six months ended June 30, 2009, the Company issued 1,010,838 shares of its majority owned subsidiary, Hackett’s Stores, for net proceeds of $166,721.

During the six months ended June 30, 2009, the Company’s subsidiary assumed convertible debentures of $50,000 purchased by a related party in exchange for a reduction in the balance due to the previous noteholders from the ALRN acquisition for the same amount.  The debentures were then converted into 400,000 shares of Hackett’s Stores, Inc. common stock.

NOTE 6 - STOCK BASED COMPENSATION

During the six months ended June 30, 2009, the Company issued 88,333,333 shares of common stock to a related party consultant in exchange for services. The shares were valued at $720,500 based on the value of the shares on the date of the grant, which is included in the statement of operations as stock based compensation for the period.

NOTE 7 – DISCONTINUED OPERATIONS

In the six months ended June 30, 2009, the Company closed four of its retail stores.  These reporting units and their operating results have been shown as discontinued operations.  The loss or disposal of discontinued operations represents the accrual of the remaining lease liability related to these stores.

On April 19, 2009 the Company sold to NCH Partners, LLC the restaurant operations of Good Fello’s Brick Oven Pizza and Wine Bar and Sackets Harbor Brewing Company for the assumption a certain debts and agreements to lease the respective facilities for a minimum of five years.  The Company retained ownership of the respective real properties and business assets, and NCH Partners, LLC has the right to acquire the business assets at the end of the tenth year for nominal consideration after exercising an initial five year extension.  NCH Partners, LLC does not have an option to acquire the real property of either business.  Additionally, Seaway Valley Capital Corporation retained ownership of the intellectual property (name, recipes, trademarks, etc) of Sackets Harbor Brewing Company, Inc., and agreed to license these assets to NCH Partners, LLC for a minimal annual fee for use in restaurant operations only.  The beer production and third-party beer marketing business was not part of the transaction.  The businesses sold have been reported as discontinued operations.  The loss on disposal of discontinued operations represents the portion of goodwill arising from the 2008 purchase of North Country Hospitality allocated to the businesses sold.

For the six months ended June 30, 2009 loss from discontinued operations consisted of the following:

	2009			2008
	Retail	Hospitality	Total	Retail	Hospitality	Total

Revenue	$2,500,140	$235,232	$2,735,372	$2,218,927	$-	$2,218,927

Cost of revenue	2,238,910	75,868	2,314,778	1,894,236	44,180	1,938,416

SG&A expenses	1,670,488	270,764	1,941,252	1,610,714	16,236	1,626,950

Interest expense	-	16,821	16,821	-	1,907	1,907

Other income (expense)	41,378	-	41,378	39,037	-	39,037

Net loss on discontinued operations	$(1,367,880)	$(128,221)	$(1,496,101)	$(1,246,986)	$(62,323)	$(1,309,309)

Loss on disposal of discontinued operations	$(2,477,612)	$(529,508)	$(3,007,120)	$-	$-	$-

NOTE 8 - LINE OF CREDIT

On March 4, 2008, Seaway Valley Capital Corporation and its wholly owned subsidiaries, WiseBuys Stores, Inc. and Patrick Hackett Hardware Company, consummated a five million dollar ($5,000,000) credit and security agreement with Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division (the "Line of Credit"). The funds available under Line of Credit were based on an advance rate of 55% of the Company's current inventory. The initial term of the Line of Credit was three years.  These funds were used for general working capital at the Company.  Because the Company failed to meet certain covenants the debt was in default in 2008.  In early January 2009, Wells Fargo initiated an advance rate reduction (from the original 55% of inventory) by 1% per week.  In mid-January, Wells Fargo agreed to temporarily suspend the rate reduction in the event that Patrick Hackett Hardware Company raise an additional $2 million in equity capital or subordinated debt.  The Company was not successful in these capital raising efforts, and in February 2009 Wells Fargo again commenced the reduction of the advance rate.  On March 9th, March 18th and April 2nd, Wells Fargo issued default notices under the credit agreement, citing various default events such as failure to reach Tangible Net Worth, Net Cash Flow and Net Income milestones, as well as citing a change of control event as it related to the ALRN transaction.  Additionally, Wells Fargo continued to reduce the advance rate, and the loan balance had been reduced from a peak of $4.7 million in December 2008 to approximately $568,000 at June 30, 2009.

On April 13, 2009, The Company and Wells Fargo had substantially agreed on a Forbearance Agreement whereby the Company would pursue business activities in an effort to eliminate the Wells Fargo line of credit within 13 weeks.  These measures included, among others, the closure of certain Hackett’s stores.  This agreement was signed on May 18, 2009.  As of the date of this filing, the Wells Fargo loan had been repaid in full.

NOTE 9 - CONVERTIBLE DEBENTURES

Following is a summary of convertible debentures as of June 30, 2009:

2009

Convertible debentures	$13,535,977

Less note discounts	(6,991,604)
Total convertible debentures, net of discounts	$6,544,373

Convertible debentures, current portion	$4,089,440
Less note discounts	(729,159)
Total current portion of convertible debentures	3,360,281

Convertible debentures, net of current portion	9,446,537
Less note discounts	(6,262,445)
Total convertible debentures, net of current maturities	3,184,092

Total convertible debentures, net of discounts	$6,544,373

On April 1, 2009, the Company issued Clark E. Collins a $100,000 13 1/3% Convertible Promissory Note for proceeds of $100,000.  The Note, which is due January 1, 2010, is convertible into shares of the Company at a 15% discount to the market price of the share price for the preceding 10 day average and is personally guaranteed by Thomas W. Scozzafava and secured with real property owned by Mr. Scozzafava.

The Company determined that the conversion feature of the assumed convertible debentures represent an embedded derivative since the debentures is convertible into a variable number of shares upon conversion. Accordingly, the assumed convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At June 30, 2009 the fair value of the conversion derivative liability created by the assumed debentures calculated using the Black-Scholes model was $0. For the six months ended June 30, 2009 the unrealized gain on the derivative instrument created by this debenture was $21,176.

On May 20, 2009 certain related shareholders exchanged 1,028,500 shares of Series C Preferred Stock for a convertible debenture totaling $4,113,640.  The debenture bears interest at 12% and is convertible at the lesser of: (a) $0.01 or (b) 50% of the lowest volume weighted average price during the five (5) trading days immediately preceding the conversion date.

The Company determined that the conversion feature of the assumed convertible debentures represent an embedded derivative since the debentures is convertible into a variable number of shares upon conversion. Accordingly, the assumed convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At June 30, 2009 the fair value of the conversion derivative liability created by the assumed debentures calculated using the Black-Scholes model was $4,051,140. For the six months ended June 30, 2009 the unrealized gain on the derivative instrument created by this debenture was $62,500.

In connection with this Agreement, the Company issued to the Buyer warrants to purchase 10,000,000 shares of the Company's Common Stock (the "Warrants") at an exercise price of $.01, which had an implicit fair value of $100,000 at grant date.  After allocation of proceeds between the convertible debt and warrants, the relative fair value of the warrants was determined to be $97,627.  This is reflected as an additional discount on the debt in the accompanying financial statements.

During the six months ended June 30, 2009 holders of convertible debentures converted $145,945 into 64,059,530 shares of common stock.  Related parties received 31,166, 667 of these shares in exchange for $62,500.

NOTE 10 – FAIR VALUE MEASUREMENTS

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

The table below presents a reconciliation for liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Derivative Liability
	2009	2008

Balance at January 1,	$-	$878,499
Total unrealized (gains) losses included in earnings	3,434,736	1,323,710
Debt discounts	4,134,816	2,223,699
Balance at June 30,	$7,569,552	$4,425,908

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is input is unobservable.  Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.

NOTE 11 - NONCONTROLLING INTEREST

The Company has a noncontrolling interest related to its ownership of 91.3% as of June 30, 2009 of Hackett’s Stores, Inc., which was acquired in December 2008.  In accordance with Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements” the following represents the amounts attributable to the noncontrolling interest for the results of operations and changes in equity for the six months ended June 30, 2009.

Amounts attributable to:
		Noncontrolling
	Company	Interest	Total

Loss from continuing operations	$(8,751,287)	$(218,613)	$(8,969,900)
Loss from discontinued operations	(4,156,473)	(346,748)	(4,503,221)

Net loss	$(12,907,760)	$(565,361)	$(13,473,121)

		Noncontrolling
	Company	Interest	Total

Stockholders' Deficit at January 1, 2009	$(1,768,662)	$2,812	$(1,765,850)
Net loss for the six months ended June 30, 2009	(12,907,760)	(565,361)	(13,473,121)
Equity transactions, net	(3,319,345)	16,026	(3,303,319)

Stockholders' Deficit at June 30, 2009	$(17,995,767)	$(546,523)	$(18,542,290)

NOTE 12 - SUBSEQUENT EVENTS

Since June 30, 2009 the debt owed to the sellers of ALRN has been reduced by $75,000.  In August of 2009, the HCKE common and preferred shares and warrant held in escrow and formerly owned by the selling majority shareholders of HCKE were released from escrow for the benefit of the Company.

Subsequent to June 30, 2009, holders of the Company’s convertible debentures converted $493,450 into 2,297,626,616 shares of common stock.

Subsequent to June 30, 2009, the Company issued 373,000 shares of its majority owned subsidiary Hackett’s Stores, Inc. for net proceeds of approximately $106,250.

On May 19, 2009 Seaway Capital, Inc., a holding company 100% owned by Thomas W. Scozzafava, the Company’s CEO and Chairman, was issued 350,000,000 shares of restricted stock for an agreement to exchange its 100,000 Series E Convertible Preferred shares for a $1,500,000 Series F Redeemable Preferred Stock that is non-convertible into common stock of the Company.  In July and August 2009 the transaction was rescinded. Since the rescission occurred prior to the issuance of the financial statements, the Company reflected it in the accompanying financial statements as if it had occurred prior to June 30, 2009.

On July 15th, August 5th, August 7th, August 13th , August 17th, and August 24th, SC Partners, LLC, a related party was issued convertible debentures for proceeds loaned to the Company in the amounts of $150,000, $62,000, $99,000, $35,000, $27,500 and $27,500, respectively.  The debentures each bear interest at 12% and are convertible at the lesser of: (a) $0.01 or (b) 50% of the lowest volume weighted average price during the five (5) trading days immediately preceding the conversion date.

Subsequent to June 30, 2009, the Company’s subsidiary assumed convertible debentures of $295,559 in exchange for forgiveness of debt of $75,000. The difference of $220,559 was considered an increase in the ALRN purchase price, resulting in goodwill which was subsequently written off. The related party then converted $3,000 into 8,383,000 shares of Hackett’s Stores common stock.

On August 25, 2009, Seaway Valley Capital Corp. (SVCC) transferred ownership of its subsidiary, Sackets Harbor Brewing Company, Inc. (SHBC), to a public company named “Airborne Security & Protective Services, Inc.” (“ASPV”).  The transfer was affected by the following procedures:

•	SVCC transferred 100% of the capital stock of SHBC to ASPV.
•	SVCC agreed to pay the selling shareholders $110,000 in equal monthly installments of $10,000.
•	The majority shareholders of ASPV transferred to SVCC common and preferred stock in ASPV that collectively represents approximately 91% of the equity in ASPV.
•	A noteholder of ASPV placed into escrow convertible debt instruments issued by ASPV in the principal amount of $75,000, of which $25,000 was acquired by a non-affiliated third party.
•	ASPV issued to SVCC 60,000,000 shares of common stock and 100,000 shares of Series B Convertible Preferred Stock.
•	Tom Scozzafava, the CEO of SVCC, was appointed CEO and Chairman of the Board of ASPV.

All of the securities delivered at closing were placed in escrow except for the newly issued Series B Preferred Stock and 60,000,000 shares of restricted common stock.  The Escrow Agreement provides that if ASPV satisfies its obligations under the notes issued to its majority shareholders, then the escrow agent will deliver the securities as described above.  If, however, there is a default under the promissory notes, then all of the assets described above will be returned to their owners prior to the closing, except that none of the funds contributed by SVCC will be reimbursed to it.  The Company is in the process of changing its name and symbol change to reflect its new brewing operations.

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

RETAIL HOLDINGS

On October 23, 2007, Seaway Valley acquired all of the capital stock of WiseBuys Stores, Inc. (“WiseBuys”).   WiseBuys Stores, Inc. was formed and began operations in 2003 as a direct result of the closing of small-town retailer, Ames Department Stores.  Founded primarily by lifelong “north country” residents, WiseBuys initially focused its efforts on serving the “discount” retail needs of rural communities throughout northern and central New York.  On November 7, 2007, Seaway Valley purchased all of the outstanding capital stock of Patrick Hackett Hardware Company, a New York corporation (“Hackett’s”).  Hackett’s, one of the nation’s oldest retailers, with roots dating back to 1830, is a full line department store specializing in name brand merchandise and full service hardware.  At the time of the acquisition, Hackett’s had locations in five towns in upstate New York.  Each store features brand name clothing for men, women, and children, and a large selection of athletic, casual, and work footwear.  Hackett’s also carries domestics, home décor, gifts, seasonal merchandise and sporting goods.  Hackett’s full service hardware department features traditional hardware, tool, plumbing, paint and electrical departments. Subsequent to the acquisition, WiseBuys had contributed its retail assets to Hackett’s.  In 2009 Hackett’s closed four of its retail locations and presently operates four locations.

HOSPITALITY HOLDINGS

On June 1, 2008, Seaway Valley acquired the assets and companies of North Country Hospitality, Inc.  “North Country” was formed in 2005 and acquired and developed hospitality assets such as restaurants, lodging and other consumer product companies in northern New York.   At June 30, 2009 businesses purchased from North Country consisted of the following:

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

INVESTMENT FUND
On July 1, 2007, Seaway Valley Capital Corporation assumed the role of Fund Manager of the Seaway Valley Fund, LLC, which is a wholly owned subsidiary of WiseBuys Stores, Inc. As the sole investment manager of the Fund, the Company makes exclusive investment decisions regarding acquisition and dispossession of various securities in the Fund.  At the time the Company assumed the management of the Fund on July 1, 2007, its assets totaled approximately $1.83 million.  There was no material activity or assets in the Fund during 2008 or 2009.

Results of Operations

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

The Company’s net sales decreased to $2,160,935 for the three month period ended June 30, 2009 from $3,467,735 for the three month period ended June 30, 2008, a decrease of $1,306,800.   The decrease in sales was the result of a number of factors, including a lower than usual inventory level at the remaining Hackett’s retail stores and a generally weaker economy versus last year.

The Company’s cost of goods sold also decreased from $1,933,027 for the three months ended June 30, 2008 to $1,255,084 during the same period in 2009. This led to a $628,857 decrease in our gross margin to $905,851 for the three month period ended June 30, 2009 from $1,534,708 for the three month period ended June 30, 2008.

Net realized and unrealized loss on the sale of securities was $0 during the three month period ended June 30, 2009 versus $159,334 for the same period ended June 30, 2008.

General and administrative expenses during the three months ended June 30, 2009 were $3,094,493 versus $2,553,737 for the same period in 2008.  The increase of $540,756 was driven by the issuance of stock based compensation of $720,500

Seaway Valley Capital Corporation had a loss from continuing operations of $6,840,484 for the three months ended June 30, 2009 versus $2,240,943 for the same period ended June 30, 2008. The increase in the loss from operations of $4,599,541 is primarily due to the change in fair value of derivative instruments of $3,434,736 and increased interest expense of $564,459.

Recognized loss from discontinued operations was $2,678,308 for the three months ended June 30, 2009 as compared to a loss of $629,228 for the same period in the previous year. The primary driver of the losses was the recognition of the totality of lease obligations remaining on the life of closed Hackett’s stores and the closing of the certain retail stores and sales of restaurants operations in the second quarter.

Net losses for the three month periods ended June 30, 2009 and June 30, 2008 were $9,524,131 and $2,871,367, respectively.  The primary drivers for the losses were losses from discontinued operations, increased SG&A expenses, increased interest and loss on derivative instruments, a weakening in our hospitality holdings, and margin compression at Hackett’s.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

The Company’s net sales decreased to $4,450,304 for the six month period ended June 30, 2009 from $5,599,740 for the six month period ended June 30, 2008, a decrease of $1,149,436.  The decrease in sales was the result of a number of factors, including a lower than usual inventory level at the remaining Hackett’s retail stores and a generally weaker economy versus last year.

The Company’s cost of goods sold also decreased from $3,434,615 for the six months ended June 30, 2008 to $3,115,997 for the six month period ended June 30, 2009. This led to a $830,818 decrease in our gross margin to $1,334,307 for the six month period ended June 30, 2009 from $2,165,125 for the six month period ended June 30, 2008.

Net realized and unrealized loss on the sale of securities was $0 during the six month period ended June 30, 2009 versus $106,402 for the same period ended June 30, 2008.

General and administrative expenses during the six months ended June 30, 2009 were $4,723,209 versus $4,027,771 for the same period in 2008. The increase of $695,438 was driven by the issuance of stock based compensation of $732,500.

Seaway Valley Capital Corporation had a loss from continuing operations of $8,957,500 for the six months ended June 30, 2009 versus $4,491,219 for the same period ended June 30, 2008.

Recognized loss from discontinued operations was $4,503,221 for the six months ended June 30, 2009 as compared to a loss of $1,309,309 for the same period in the previous year. The primary driver of the losses was the recognition of the totality of lease obligations remaining on the life of closed Hackett’s stores and the closing of the certain retail stores and loss on the sale of restaurants in the second quarter.

Net losses for the six month periods ended June 30, 2009 and June 30, 2008 were $13,473,121 and $5,801,724, respectively.  The primary drivers for the losses were losses from discontinued operations, increased SG&A expenses, a weakening in our hospitality holdings, and margin compression at Hackett’s.

Liquidity and Capital Resources

Our operations have been funded to date primarily by loans (both bank loans and more recently convertible debentures) and contributions by our founders and their associates.  The net amount of the bank loans is reflected on our June 30, 2009 balance sheet in the aggregate amount of $3,287,617, the net amount of loans to individuals at June 30, 2009 was $5,095,027. The net amount of the convertible debentures is reflected on our June 30, 2009 balance sheet in the aggregate amount of $6,544,373.

On March 4, 2008, Seaway Valley Capital Corporation and its wholly owned subsidiaries, WiseBuys Stores, Inc. and Patrick Hackett Hardware Company (collectively "Seaway" or the "Company"), consummated a five million dollar ($5,000,000) credit and security agreement with Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division (the "Line of Credit"). The funds available under Line of Credit are based on the Company's current inventory with adjustments based on items such as accounts payable. The term of the Line of Credit is three years. The interest rate on the Line of Credit is equal to the sum of the Wells Fargo prime rate plus one and one-quarter percent (1.25%), which interest rate shall change when and as the Wells Fargo prime rate changes. These funds were to be used for general working capital at the Company. Under the terms of the agreement, the subsidiaries were required to maintain certain financial covenants including tangible net worth, net income and net cash flow amounts. At December 31, 2008 these covenants were not met and Wells Fargo declared multiple defaults in 2009.  By April 13, 2009, The Company and Wells Fargo had substantially agreed on a Forbearance Agreement whereby the Company would pursue business activities in an effort to eliminate the Wells Fargo line of credit within 13 weeks.  These measures included, among others, the closure of certain Hackett’s stores.  This agreement was executed on May 18, 2009.  The balance outstanding on the line of credit was $501,490 and $3,023,864 at June 30, 2009 and December 31, 2008, respectively.  Due to the default, certain other long term obligations that may be callable by the holders have been classified as current in the accompanying financial statements.  The Wells Fargo line of credit was paid off subsequent to June 30, 2009 and the Company is seeking alternative funding or another line of credit to finance daily operations.

On June 5, 2009 the Company entered into a draw down equity financing arrangement.  Under the agreement the Company can draw down funds in exchange for the investor purchasing shares based on the market price of the stock.  This agreement will not be effective until a registration statement is filed and declared effective.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are not adequate and or effective in alerting him in a timely manner to material information relating to the Company that are required to be included in the Company's periodic SEC filings.

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

Johnson Newspaper Corporation v. Patrick Hackett Hardware Co., State of New York Supreme Court, County of Jefferson.  This is a money judgment action in the total amount of $30,524 plus interest, cost and expenses.  The action has just been commenced and the Company has an extension of time to answer.  The companies have agreed to an out of court settlement in an amount close to the relief sought.

Falso Service Experts LLC v. Hacketts Hardware, Oswego City Court, Oswego, New York.  This is a small claims case for HVAC services in the amount of $3,295.88.  This case has just been filed and scheduled for hearing June 3, 2009.  The Company intends to seek an out of court settlement in an amount close to the relief sought.

GBR Market Street LLC and Potsdam Holdings, LP – Lessor of the leased premises at Potsdam, New York.  The Lessor has declared a default and made demand for past due rent in the total amount of $40,800 through April 30, 2009.  Additionally, litigation commenced and subsequently the companies settled the dispute for an amount close to the relief sought.

On June 18, 2009, Renzi Bros, Inc. filed a complaint against. Seaway Valley Capital Corporation.  The Company is indebted on the balance of an unpaid promissory note in the amount of $205,667, plus interest, legal and other fees.  The Company has entered into a settlement agreement whereby the debt will be repaid in 21 equal monthly installments and a 22nd installment of the remaining unpaid balance.

On July 8, 2009, True Value Company filed a lawsuit against the Company, our subsidiary, Patrick Hackett Hardware Company, and our CEO, Thomas Scozzafava in the United States District Court for the Northern District of New York. The complaint alleges trademark infringement, breach of contract, Quantum Meruit, Breach of Corporate Guaranty by the Company, Breach of Personal Guaranty by Thomas Scozzafava and claims against Seaway for Actual and/or Constructive Fraud.  True Value seeks (i) that the defendants be permanently enjoined and restrained from infringing on True Value’s trademarks; and (ii) $1,772,945, plus interest, costs, disbursements and True Value’s attorney’s fees.  True Value has agreed to postpone the hearings on said matters until mid-October 2009.

On August 5, 2009 Juliann Hackett Cliff, Patrick Hackett, Jr. and Norman V. Garrelts filed suit against Seaway Valley Capital Corporation, WiseBuys Stores, Inc. and Thomas W. Scozzafava.  The plaintiffs allege that the Company is the obligor to the plaintiffs of certain promissory notes of in aggregate amount of $2,352,761 plus interest, legal costs and court fees.  The Company denies any liability in this matter, intends to vigorously defend itself, and intends to assert affirmative defenses and counterclaims against the claimants for monetary damages.

Miscellaneous Trade Vendors – In addition to True Value Company, the Company owes trade vendors over $3,000,000.  A representative group of trade vendors has made demand for payment.  No litigation is pending.  It is the Company’s intention to enter into a forbearance agreement and payment plan with the trade vendors.

ITEM 1A.  RISK FACTORS

There has been no material change to the risk factors set forth in Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the six months ended June 30, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 9th, March 18th and April 2nd, Wells Fargo issued default notices under the credit agreement, citing various default events such as failure to reach Tangible Net Worth, Net Cash Flow and Net Income milestones, as well as citing a change of control event as it related to the ALRN transaction.  Additionally, Wells Fargo continued to reduce the advance rate, and the loan balance had been reduced from a peak of $4.7 million in December 2008 to approximately $0.00 at the time of this filing.

On August 5, 2009 Juliann Hackett Cliff, Patrick Hackett, Jr. and Norman V. Garrelts filed suit against Seaway Valley Capital Corporation, WiseBuys Stores, Inc. and Thomas W. Scozzafava.  The plaintiffs allege that the Company is the obligor to the plaintiffs of certain promissory notes of in aggregate amount of $2,352,761 plus interest, legal costs and court fees.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following are exhibits filed as part of the Company's Form 10-Q for the period ended June 30, 2009:

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

SEAWAY VALLEY CAPITAL CORPORATION

By:	/S/	THOMAS SCOZZAFAVA

THOMAS SCOZZAFAVA
Chairman, Chief Executive Officer
and Chief Financial Officer
Date:		September 1, 2009