Form 10-Q/A
period 2009-03-31
SEAWAY VALLEY CAPITAL CORP
filed 2009-09-04
CIK 884380

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

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS	March 31, 2009	December 31, 2008
Current assets:
Cash	$158,678	$590,859
Accounts receivable	290,583	401,157
Inventories	5,435,924	7,416,788
Notes receivable	1,695,675	1,749,092
Marketable securities, trading	-	-
Prepaid expenses and other assets	56,127	104,852
Refundable income taxes	205,213	205,213
Total current assets	7,842,200	10,467,961
Property and equipment, net	10,546,305	10,783,578
Other Assets:
Deferred financing fees	224,400	246,597
Investments	465,973	465,973
Other assets	265,500	265,500
Excess purchase price	3,284,193	3,284,193
Security deposits	32,300	32,300
Total other assets	4,272,366	4,294,563
TOTAL ASSETS	$22,660,871	$25,546,102

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Line of credit	$1,510,334	$3,065,117
Accounts payable	8,511,093	7,454,894
Accrued expenses	3,040,574	2,907,020
Current portion of long term debt	3,344,354	3,344,799
Convertible debentures	3,117,839	1,735,638
Liabilities of discontinued operations	1,136,848	-
Total current liabilities	20,661,042	18,507,468
Long term debt, net of current	4,720,064	4,834,594
Convertible debentures, net of current	2,813,378	3,785,171
Other liabilities	164,041	184,719
Due to related party	8,000	-
Total liabilities	28,366,525	27,311,952
Commitments and contingencies	-	-
STOCKHOLDERS' EQUITY
Series A voting preferred stock, $.0001 par value; 100,000
shares authorized; 0 and 0 shares issued and outstanding, respectively	-	-
Series B voting preferred stock, $.0001 par value; 100,000
shares authorized; 0 and 100,000 shares issued and outstanding, respectively	-	-
Series C voting preferred stock, $.0001 par value; 1,600,000
shares authorized; 1,391,746 and 1,407,736 shares issued and outstanding, respectively	139	141
Series D voting preferred stock, $.0001 par value; 1,250,000
shares authorized; 881,065 and 881,065 shares issued and outstanding, respectively	88	88
Series E voting preferred stock, $.0001 par value; 100,000
shares authorized; 100,000 and 100,000 shares issued and outstanding, respectively	10	10
Common stock, $0.0001 par value, 10,005,000,000 authorized;
3,454,123 and 2,744,523 shares issued and outstanding, respectively	345	274
Additional paid-in capital	15,277,263	15,265,333
Accumulated deficit	(20,722,785)	(17,034,508)
Noncontrolling interest	(260,714)	2,812
Total stockholders' equity (deficit)	(5,705,654)	(1,765,850)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,660,871	$25,546,102

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

Revenue	$2,988,148	$2,653,041
Cost of revenue	2,574,153	1,973,836

Gross profit	413,995	679,205

Gain on sale of securities, net	-	52,932

Operating expenses:
Selling, general and administrative expenses
(including stock based compensation of
$12,000 and $0 respectively)	2,026,055	1,869,863
Total operating expenses	2,026,055	1,869,863

Operating loss	(1,612,060)	(1,137,726)

Other income (expense):
Unrealized gain (loss) on derivative instruments	-	(932,069)
Interest expense	(934,766)	(497,919)
Interest income	-	37,392
Other income (expense)	16,738	(53,251)
Total other income (expense)	(918,028)	(1,445,847)

Loss from continuing operations	(2,530,088)	(2,583,573)

Discontinued operations
Loss on disposal of discontinued operations	(1,114,370)	-
Loss from discontinued operations	(304,532)	(346,783)
Total discontinued operations	(1,418,902)	(346,783)

Loss before provision for income taxes	(3,948,990)	(2,930,356)

Provision for income taxes	-	-

Net loss	(3,948,990)	(2,930,356)

Less: Net loss attributable to the noncontrolling interest	(263,525)	-

Net loss attributable to Parent Company	$(3,685,465)	$(2,930,356)

Basic and diluted loss per share - continuing	$(0.74)	$(13.59)
Basic and diluted loss per share - discontinued	(0.41)	(1.82)
Basic and diluted loss per share	$(1.15)	$(15.41)

Weighted average of shares of common stock
Outstanding, basic	3,215,702	190,220

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations
Net loss from continuing operations	$(2,530,088)	$(2,583,573)
Adjustments to reconcile net loss to net cash provided
by continuing operating activities:
Deferred taxes	-	-
Depreciation and amortization	184,859	90,629
Gain on marketable securities	-	(52,434)
Unrealized gain on derivatives	-	932,069
Amortization of deferred financing fees	22,197	35,496
Stock based compensation	12,000	-
Amortization of debt discount	410,408	236,008
Accrued interest	136,182	-
Change in assets and liabilities:
Accounts receivable	110,574	110,774
Inventory	1,980,864	653,299
Prepaid expenses and other assets	48,725	86,231
Related party	8,000	-
Security deposits	-	(12,011)
Accounts payable	1,056,199	(1,457,754)
Accrued expenses	70,453	102,790
Other liabilities	(20,678)	-
Cash Provided by (Used in) Continuing Operating Activities	1,489,695	(1,858,476)
Discontinued operations
Net loss from discontinued operations	(1,418,902)	(346,783)
Adjustments to reconcile net loss to net cash
provided by discontinued operating activities:
Deferred taxes	-	-
Depreciation and amortization	72,097	18,273
Loss on disposal of discontinued operations	1,114,370	-
Change in assets and liabilities
Accrued expenses	-	-
Cash Used in Discontinued Operating Activities	(232,435)	(328,510)

Cash Provided By (Used in) Operating Activities	$1,257,260	$(2,186,986)

The notes to the consolidated financial statements are an integral part of these statements.

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(19,683)	$(42,879)
Cash Used in investing activities	(19,683)	(42,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing fees	-	(260,000)
Borrowings on (repayments of) line of credit	(1,554,783)	2,392,169
Proceeds from convertible debentures	-	175,000
Repayment of long term debt	(114,975)	(205,142)
Cash Provided (Used in) by financing activities	(1,669,758)	2,102,027

Net Decrease in Cash	(432,181)	(127,838)
Cash at Beginning of Period	590,859	1,116,003
Cash at End of Period	$158,678	$988,165

Cash paid during the period for:
Interest	$271,991	$226,415
Income taxes	$7,061	$-

SUPPLEMENTAL STATEMENT OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible debt and accrued interest into common stock	$-	$158,322

Warrants issued with debt	$-	$728,170

Conversion of preferred stock into common stock	$2	$-

Convertible debentures issued in exchange for notes payable	$-	$2,299,662

Discount issued upon issuance of derivative	$-	$2,049,957

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

NOTE 4 -SEGMENT INFORMATION

The Company has three reportable segments in 2009: retail sales, hospitality and investment portfolio management.

	Three Months Ended March 31, 2009
	Retail	Hospitality	Investing	Total
Revenue
Merchandise sales and third party income	$2,200,021	$788,127	$-	$2,988,148
Realized and unrealized gain on securities	-	-	-	-
Total revenue	2,200,021	788,127		2,988,148

Cost and expenses
Cost of revenue	2,036,318	337,307	-	2,373,625
Selling and administrative	1,662,492	557,030	-	2,219,522
Interest expense	733,329	201,437	-	934,766
Other income	(16,738)	-	-	(16,738)
Total costs and expenses	4,415,401	1,095,774	-	5,518,236

Loss from continuing operations	$(2,222,441)	$(307,647)	$-	$(2,523,027)

Total assets	$14,697,962	$7,962,909	$-	$22,660,871

Capital expenditures	$19,683	$-	$-	$19,683

The Company has two reportable segments in 2008: retail sales and investment portfolio management.

	Three Months Ended March 31, 2008
	Retail	Investing	Total
Revenue
Merchandise sales and third party income	$2,653,041	$-	$2,653,041
Realized and unrealized gain on securities	-	52,932	52,932
Total revenue	2,653,041	52,932	2,705,973

Cost and expenses
Cost of revenue	1,973,836	-	1,973,836
Selling and administrative	1,869,863	-	1,869,863
Share based compensation	-	-	-
Interest expense	497,919	-	497,919
Unrealized loss on derivative instruments	932,069	-	932,069
Other expense	15,859	-	15,859
Total costs and expenses	5,424,546	-	5,424,546

Income (loss) from continuing operations	$(2,636,505)	$52,932	$(2,583,573)

Total assets	$19,033,566	$210,787	$19,244,353

Capital expenditures	$42,879	$-	$42,879

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

All assets that will not be utilized in other locations have been written down to their fair value or are fully depreciated at March 31, 2009.

For the three months ended March 31, 2009 loss from discontinued operations consisted of the following:

	2009			2008
	Retail	Hospitality	Total	Retail	Hospitality	Total

Revenue	$424,690	$-	$424,690	$597,233	$-	$597,233

Cost of revenue	330,588	-	330,588	416,324	-	416,324

SG&A expenses	401,954	-	401,954	531,547	-	531,547

Interest expense	-	-	-	-	-	-

Other income (expense)	3,320	-	3,320	3,855	-	3,855

Net loss on discontinued operations	$(304,532)	$-	$(304,532)	$(346,783)	$-	$(346,783)

Loss on disposal of discontinued operations	$(1,114,370)	$-	$(1,114,370)	$-	$-	$-

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

NOTE 10- NONCONTROLLING INTEREST

The Company has a noncontrolling interest related to its ownership of 92% of Hackett’s Stores, Inc. which occurred in December 2008.  In accordance with Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements” the following represents the amounts attributable to the noncontrolling interest for the results of operations and changes in equity for the quarter ended March 31, 2009.

Amounts attributable to:
		Noncontrolling
	Company	Interest	Total

Loss from continuing operations	$(2,375,818)	$(154,270)	$(2,530,088)
Loss from discontinued operations	(1,309,647)	(109,255)	(1,418,902)

Net loss	$(3,685,465)	$(263,525)	$(3,948,990)

		Noncontrolling
	Company	Interest	Total

Stockholders' Deficit at January 1, 2009	$(1,768,662)	$2,812	$(1,765,850)
Net loss for the quarter	(3,685,465)	(263,525)	(3,948,990)
Equity transactions, net	9,187	-	9,187

Stockholders' Deficit at March 31, 2009	$(5,444,940)	$(260,713)	$(5,705,653)

NOTE 11 - SUBSEQUENT EVENTS

In January 2009 the Board of Directors of Hackett’s Stores, Inc. (HCKE.PK) approved the issuance of up to 20 million shares of HCKE pursuant to a Regulation S stock offering. In April 2009, this offering commenced raising proceeds of approximately $24,000 in net proceeds to Hackett’s Stores, Inc.

Since March 31, 2009 the Company and its affiliates have made additional payments to the sellers of ALRN of $77,000, with total proceeds made to the ALRN sellers of $120,000.

On April 1, 2009, the Company issued Clark E. Collins a $100,000 13 1/3% Convertible Promissory Note for proceeds of $100,000.  The Note, which is due January 1, 2010, is convertible into shares of the Company at a 15% discount to of the average 10 preceding days  share price at the time of conversion and is personally guaranteed by Thomas W. Scozzafava and secured with real property owned by Mr. Scozzafava.

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

On May 2, 2009 the United States Bankruptcy Court of the Northern District of New York dismissed the involuntary petition filed against Hackett’s.

On April 19, 2009 the Company sold to NCH Partners, LLC the restaurant operations of Good Fello’s Brick Oven Pizza and Wine Bar and Sackets Harbor Brewing Company for the assumption certain debts and agreements to lease the respective facilities for a minimum of five years.  The Company retained ownership of the respective real properties and business assets, and NCH Partners, LLC has the right to acquire the business assets at the end of the tenth year for nominal consideration after exercising a five year lease extension.  NCH Partners, LLC does not have an option to acquire the real property of either business.  Additionally, Seaway Valley Capital Corporation retained ownership of the intellectual property (name, recipes, trademarks, etc) of Sackets Harbor Brewing Company, Inc., and agreed to license these assets to NCH Partners, LLC for a minimal annual fee for use in restaurant operations only.  The beer production and third-party beer marketing business was not part of the transaction.

On May 2, 2009, the Company sold its interest in North Country Farms, LLC for $30,000, which represented neither a gain nor loss on the investment.

On May 19, 2009 Seaway Capital, Inc., a holding company 100% owned by Thomas W. Scozzafava, the Company’s CEO and Chairman, was issued 350,000,000 shares of restricted stock for an agreement to exchange its 100,000 Series E Convertible Preferred shares for a $1,500,000 Series F Redeemable Preferred Stock that is non-convertible into common stock of the Company. In July and August of 2009 this transaction was rescinded.

NOTE 12 – RESTATEMENT

The accompanying financial statements have been restated to more accurately reflect the allocation of noncontrolling interest, income tax provisions and expand certain disclosures. A summary of the effect of this change is as follows:

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	As Restated		As Previously Reported		Change
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$158,678	$590,859	$158,678	$590,859	$-	$-
Accounts receivable	290,583	401,157	290,583	401,157	-	-
Inventories	5,435,924	7,416,788	5,435,924	7,416,788	-	-
Notes receivable	1,695,675	1,749,092	1,695,675	1,749,092	-	-
Marketable securities, available for sale	-	-	-	-	-	-
Prepaid expenses and other assets	56,127	104,852	56,127	104,852	-	-
Refundable income taxes	205,213	205,213	205,213	205,213	-	-
Total current assets	7,842,200	10,467,961	7,842,200	10,467,961	-	-
Property and equipment, net (Note 3)	10,546,305	10,783,578	10,546,305	10,783,578	-	-
Other Assets:
Deferred financing fees	224,400	246,597	224,400	246,597	-	-
Investments, at cost	465,973	465,973	465,973	465,973	-	-
Other Assets	265,500	265,500	265,500	265,500	-	-
Excess purchase price	3,284,193	3,284,193	3,284,193	3,284,193	-	-
Security deposits (Note 11)	32,300	32,300	32,300	32,300	-	-
Total other assets	4,272,366	4,294,563	4,272,366	4,294,563	-	-
TOTAL ASSETS	$22,660,871	$25,546,102	$22,660,871	$25,546,102	$-	$-

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Line of credit	$1,510,334	$3,065,117	$1,510,334	$3,065,117	$-	$-
Accounts payable	8,511,093	7,454,894	8,511,093	7,454,894	-	-
Accrued expenses	3,040,574	2,907,020	3,040,574	2,907,020	-	-
Current portion of long term debt	3,344,354	3,344,799	3,344,354	3,344,799	-	-
Convertible debentures	3,117,839	1,735,638	3,117,839	1,735,638	-	-
Derivative liability - convertible debentures (Note 8)	-	-	-	-	-	-
Liabilities of discontinued operations	1,136,848	-	1,136,848	-	-	-
Total current liabilities	20,661,042	18,507,468	20,661,042	18,507,468	-	-
Long term debt, net of current	4,720,064	4,834,594	4,720,064	4,834,594	-	-
Convertible debentures payable, net - long term (Note 8)	2,813,378	3,785,171	2,813,378	3,785,171	-	-
Other liabilities	164,041	184,719	164,041	184,719	-	-
Due to related parties	8,000	-	8,000	-	-	-
Total liabilities	28,366,525	27,311,952	28,366,525	27,311,952	-	-
Commitments and contingencies (Note 11)	-	-	-	-	-	-
STOCKHOLDERS' EQUITY
Series A voting preferred stock, $.0001 par value; 100,000 shares authorized; no shares issued and outstanding	-	-	-	-	-	-
Series B voting preferred stock, $.0001 par value; 100,000 shares authorized; 100,000 shares issued and outstanding	-	-	-	-	-	-
Series C voting preferred stock, $.0001 par value; 4,800,000 shares authorized; 1,458,236 shares issued and outstanding	139	141	139	141	-	-
Series D voting preferred stock, $.0001 par value; XXXXX shares authorized; XXXXXX shares issued and outstanding	88	88	88	88	-	-
Series E voting preferred stock, $.0001 par value; XXXXX shares authorized; XXXXXX shares issued and outstanding	10	10	10	10	-	-
Common stock, $0.0001 par value, 2,500,000,000 authorized; 891,391,917 shares issued and outstanding	345	274	345	274	-	-
Additional paid-in capital	15,277,263	15,265,333	15,277,263	15,265,333	-	-
Accumulated deficit	(20,722,785)	(17,034,508)	(20,519,013)	(17,034,508)	(203,772)	-
Noncontrolling interest	(260,714)	2,812	(464,486)	2,812	203,772	-
Total stockholders' deficiency	(5,705,654)	(1,765,850)	(5,705,654)	(1,765,850)	-	-
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$22,660,871	$25,546,102	$22,660,871	$25,546,102	$-	$-

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	As Restated		As Previously Reported		Change
	2009	2008	2009	2008	2009	2008

Revenue	$2,988,148	$2,653,041	$2,988,148	$2,653,041	$-	$-
Cost of revenue	2,574,153	1,973,836	2,574,153	1,973,836	-	-

Gross profit	413,995	679,205	413,995	679,205	-	-

Investment gains (losses)	-	52,932	-	52,932	-	-

Operating expenses:
Selling, general and administrative expenses	2,026,055	1,869,863	2,026,055	1,869,863	-	-
Total operating expenses	2,026,055	1,869,863	2,026,055	1,869,863	-	-

Operating loss	(1,612,060))	(1,137,726)	(1,612,060)	(1,137,726)	-	-

Other income (expense):
Forgiveness of the registration rights penalty	-	-	-	-	-	-
Unrealized gain on derivative instruments	-	(932,069)	-	(932,069)	-	-
Interest expense	(934,766)	(497,919)	(934,766)	(497,919)	-	-
Interest income	-	37,392	-	37,392	-	-
Other income	16,738	(53,251)	16,738	(53,251)	-	-
Total other income (expense)	(918,028)	(1,445,847)	(918,028)	(1,445,847)	-	-

Income (loss) from continuing operations	(2,530,088)	(2,583,573)	(2,530,088)	(2,583,573)	-	-

Discontinued operations
Loss on disposal of discontinued operations	(1,114,370)	-	(682,414)	-	(431,956)	-
Loss from discontinued operations	(304,532)	(346,783)	(186,488)	(211,783)	(118,044)	(135,000)
Total discontinued operations	(1,418,902)	(346,783)	(868,902)	(211,783)	(550,000)	(135,000)

Loss before provision for income taxes	(3,941,929)	(2,930,356)	(3,398,990)	(2,795,356)	(550,000)	(135,000)

Provision for income taxes	-	-	550,000	135,000	(550,000)	(135,000)

Net loss	(3,948,990)	(2,930,356)	(3,948,990)	(2,930,356)	-	-

Less: Net loss attributable to the minority	(263,525)	-	(467,298)	-	(203,773)	-

Net loss attributable to Parent Company	$(3,688,277)	$(2,930,356)	(3,481,692)	$(2,930,356)	203,773	$-

Income (loss) per share from continuing operations – basic	$(0.79)	$(13.59)	$(0.96)	$(14.30)	$0.17-	$0.71
Income (loss) per share from discontinued operations – basic	(0.44)	(1.82)	(0.27)	(1.11)	(0.17)	(0.71)
Income (loss) per share – basic	$(1.23)	$(15.41)	$(1.23)	$(15.41)	$-	$-

Weighted average shares of common stock outstanding – basic	3,215,702	190,220	3,215,702	190,220	-	-

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	As Restated		As Previously Reported		Change
	2009	2008	2009	2008	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations
Net loss from continuing operations	$(2,530,088)	$(2,583,573)	$(3,080,088)	$(2,718,573)	$550,000	$135,000
				-
Adjustments to reconcile net income (loss)				-
to net cash provided by continuing operating activities:				-
Deferred taxes	-	-	550,000	135,000	(550,000)	(135,000)
Depreciation and amortization	184,859	90,629	184,859	90,629	-	-
Gain on sale of marketable securities	-	(52,434)	-	(52,434)	-	-
Unrealized gain on derivative instruments	-	932,069	-	932,069	-	-
Amortization of deferred financing fees	22,197	35,496	22,197	35,496	-	-
Stock based compensation	12,000	-	12,000	-	-	-
Amortization of debt discount	410,408	236,008	410,408	236,008	-	-
Accrued interest	136,182	-	136,182	-	-	-
Change in assets and liabilities:
Accounts receivable	110,574	110,774	110,574	110,774	-	-
Inventories	1,980,864	653,299	1,980,864	653,299	-	-
Prepaid expenses and other assets	48,725	86,231	48,725	86,231	-	-
Related party	8,000	-	8,000	-	-	-
Security deposits	-	(12,011)	-	(12,011)	-	-
Accounts payable	1,056,199	(1,457,754)	1,056,199	(1,457,754)	-	-
Accrued expenses	70,453	102,790	47,975	102,790	22,478	-
Other liabilities	(20,678)	-	(20,678)	-	-	-
Cash Provided by (Used in) Continuing Operating Activities	1,489,695	(1,858,476)	1,467,217	(1,858,476)	22,478	-
Discontinued Operations					-	-
Net loss from discontinued operations	(1,418,902)	(346,783)	(868,902)	(211,783)	(550,000)	(135,000)
Adjustments to reconcile net loss to net cash				-
provided by continuing operating activities:				-
Deferred taxes	-	-	(550,000)	(135,000)	550,000	135,000
Depreciation and amortization	72,097	18,273	72,097	18,273	-	-
Loss on disposal of discontinued operations	1,114,370	-	-	-	1,114,370	-
Change in assets and liabilities:
Accrued expenses	-	-	1,136,848	-	(1,136,848)	-
Cash Used in Discontinued Operating Activities	(232,435)	(328,510)	(209,957)	(328,510)	(22,478)	-

Cash Provided by (Used in) Operating Activities	1,257,260	(2,186,986)	1,257,260	(2,186,986)	-	-

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	As Restated		As Previously Reported		Change
	2009	2008	2009	2008	2009	2008

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,683)	(42,879)	(19,683)	(42,879)	-	-
Cash Used in Investing Activities	(19,683)	(42,879)	(19,683)	(42,879)	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Deferred financing fees	-	(260,000)	-	(260,000)	-	-
Net borrowings on (repayments of) line of credit	(1,554,783)	2,392,169	(1,554,783)	2,392,169
Proceeds from convertible debentures	-	175,000	-	175,000	-	-
Repayments of long term debt	(114,975)	(205,142)	(114,975)	(205,142)	-	-
Cash Provided by (Used in) Financing Activities	(1,669,758)	2,102,027	(1,669,758)	2,102,027	-	-

Net Increase in Cash	(432,181)	(127,838)	(432,181)	(127,838)	-	-
Cash at Beginning of Year	590,859	1,116,003	590,859	1,116,003	-	-
Cash at End of Year	$158,678	$988,165	$158,678	$988,165	$-	$-

Cash paid during the year for:
Interest	$271,991	$226,415	$-	$226,415	$271,991	$-
Income taxes	$7,061	$-	$-	$-	$7,061	$-

SUPPLEMENTAL STATEMENT OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible debt and accrued interest into common stock	$-	$158,322	$-	$158,322	$-	$-

Warrants issued with debt	$-	$728,170	$-	$728,170	$-	$-

Conversion of preferred stock into common stock	$2	$-	$2	$-	$-	$-

Convertible debentures issued in exchange for notes payable	$-	$2,299,662	$-	$2,299,662	$-	$-

Discount issued upon issuance of derivative	$-	$2,049,957	$-	$2,049,957	$-	$-

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

Result of Operations

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

The Company’s net sales increased to $2,988,148 for the three month period ended March 31, 2009 from $2,653,041 for the three month period ended March 31, 2008, an increase of $ $335,107.  The increase in sales was the result of the acquisition of North Country Hospitality which was not a part of our operations for the three months ended March 31, 2008.

The Company’s cost of goods sold also increased from $1,973,836 for the three months ended March 31, 2008 to $2,373,625 during the same period in 2009. This led to a $64,682 decrease in our gross margin to $614,523 for the three month period ended March 31, 2009 from $679,205 for the three month period ended March 30, 2008.

Net realized and unrealized loss on the sale of securities was $0 during the three month period ended March 30, 2009 versus $52,932 for the same period ended March 31, 2008.

General and administrative expenses during the three months ended March 31, 2009 were $2,219,522 versus $1,869,863 for the same period in 2008. The increase of $ $156,192 was driven by the acquisition of North Country Hospitality.

Seaway Valley Capital Corporation had an operating loss from continuing operations of $2,523,027 for the three months ended March 31, 2009 versus $2,583,573 for the same period ended March 31, 2008. This is related to the fact that the Company had no operations of North Country in the first quarter of 2008 while it had a full three months of operations in 2009.

The Company recognized a loss from discontinued operations of $1,418,902 for the three months ended March 30, 2009, compared to a net loss of $346,783 for the same period in 2008.  The primary driver of the 2009 increase in losses was the recognition of the totality of lease obligations remaining on the life of closed Hackett’s stores.

Net losses for the periods ended March 31, 2009 and March 31, 2008 were $3,948,990 and $2,930,356, respectively.  The primary drivers for the losses were losses from discontinued operations, increased SG&A expenses, a seasonal ebb in our hospitality holdings, and margin compression at Hackett’s.

Liquidity and Capital Resources

Operations have been funded to date primarily by loans (both bank loans and more recently convertible debentures), contributions by our founders and their associates, and profitable securities sales at Seaway Valley Fund, LLC.  The net amount of the bank loans is reflected on our March 30, 2009 balance sheet in the aggregate amount of $9,574,752. The net amount of the convertible debentures is reflected on our March 31, 2009 balance sheet in the aggregate amount of $5,931,217.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are not adequate and effective in alerting him in a timely manner to material information relating to the Company that are required to be included in the Company's periodic SEC filings.

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

SEAWAY VALLEY CAPITAL CORPORATION

By:	/s/	THOMAS SCOZZAFAVA
THOMAS SCOZZAFAVA
Chairman, Chief Executive Officer
and Chief Financial Officer
Date:		September 4, 2009