Form 10-Q/A
period 2009-06-30
SEAWAY VALLEY CAPITAL CORP
filed 2010-02-04
CIK 884380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q
Amendment No. 1

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes           No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer        Accelerated filer          Non-accelerated filer        Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes          No   X

The number of outstanding shares of common stock as of August 19, 2009 was: 2,453,473,602.

EXPLANATORY NOTE

CORRECTION of SHELL DESIGNATION

This Amendment No. 1 on Form 10-QSB/A, which amends and restates items identified below with respect to the Form 10-QSB, filed by Seaway Valley Capital Corporation (“we” or “the Company”) with the Securities and Exchange Commission (the “SEC”) on September 2, 2009 (the “Original Filing”), is being filed to reflect an error on page one, on which a check mark was erroneously placed by “Yes” instead of the correct designation, “No”, next to “whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).”

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

SEAWAY VALLEY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	$2,160,935	$3,467,735	$4,450,304	$5,599,740
Cost of revenue	1,255,084	1,933,027	3,115,997	3,434,615

Gross profit	905,851	1,534,708	1,334,307	2,165,125

Loss on sale of securities	-	(159,334)	-	(106,402)

Operating expenses:
Selling, general and administrative expenses (including stock based compensation of $720,000, $494,500, $732,500 and $494,500, respectively)	3,094,493	2,553,737	4,723,209	4,027,771
Total operating expenses	3,094,493	2,553,737	4,723,209	4,027,771

Operating loss	(2,188,642)	(1,178,363)	(3,388,902)	(1,969,048)

Other income (expense):
Unrealized loss on derivative instruments	(3,434,736)	(391,641)	(3,434,736)	(1,323,710)
Interest expense	(1,323,388)	(758,929)	(2,249,066)	(1,256,849)
Interest income	62,154	92,657	62,154	130,049
Other income (expense)	44,128	(4,667)	53,050	(71,661)
Total other income (expense)	(4,651,842)	(1,062,580)	(5,568,598)	(2,522,171)

Loss from continuing operations	(6,840,484)	(2,240,943)	(8,957,500)	(4,491,219)

Discontinued operations
Loss on disposal of discontinued operations (net of tax)	(1,892,750)	-	(3,007,120)	-
Loss from discontinued operations (net of tax)	(785,558)	(629,228)	(1,496,101)	(1,309,309)
Total discontinued operations	(2,678,308)	(629,228)	(4,503,221)	(1,309,309)

Loss before provision for income taxes	(9,518,792)	(2,870,171)	(13,460,721)	(5,800,528)

Provision for income taxes	5,339	1,196	12,400	1,196

Net Loss	(9,524,131)	(2,871,367)	(13,473,121)	(5,801,724)

Less: Net loss attributable to the noncontrolling interest	(304,647)	-	(565,361)	-

Net loss attributable to Parent Company	$(9,219,484)	$(2,871,367)	(12,907,760)	(5,801,724)

Loss per share from continuing operations - basic	$(0.18)	$(1.81)	$(0.49)	$(4.10)
Loss per share from discontinued operations - basic	(0.07)	(0.51)	(0.25)	(1.20)
Loss per share - basic	$(0.25)	$(2.31)	$(0.74)	$(5.30)

Weighted average shares of common stock outstanding - basic	38,255,303	1,240,431	18,167,661	1,095,405

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

NOTE 2 - GOING CONCERN

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162 (SFAS 168). Upon assumption, the FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The adoption of SFAS 168 will not have a material impact on the Company's consolidated financial statements.

Reclassifications

Certain items in the financial statements in the prior year have been reclassified to conform with the current year presentation. Such reclassification had no effect on net income.

NOTE 4 - SEGMENT INFORMATION

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

During the six months ended June 30, 2009, the Company issued 1,010,838 shares of its majority owned subsidiary, Hackett's Stores, for net proceeds of $166,721.

During the six months ended June 30, 2009, the Company's subsidiary assumed convertible debentures of $50,000 purchased by a related party in exchange for a reduction in the balance due to the previous noteholders from the ALRN acquisition for the same amount.  The debentures were then converted into 400,000 shares of Hackett's Stores, Inc. common stock.

NOTE 6 - STOCK BASED COMPENSATION

During the six months ended June 30, 2009, the Company issued 88,333,333 shares of common stock to a related party consultant in exchange for services. The shares were valued at $720,500 based on the value of the shares on the date of the grant, which is included in the statement of operations as stock based compensation for the period.

NOTE 7 - DISCONTINUED OPERATIONS

In the six months ended June 30, 2009, the Company closed four of its retail stores.  These reporting units and their operating results have been shown as discontinued operations.  The loss or disposal of discontinued operations represents the accrual of the remaining lease liability related to these stores.

On April 19, 2009 the Company sold to NCH Partners, LLC the restaurant operations of Good Fello's Brick Oven Pizza and Wine Bar and Sackets Harbor Brewing Company for the assumption a certain debts and agreements to lease the respective facilities for a minimum of five years.  The Company retained ownership of the respective real properties and business assets, and NCH Partners, LLC has the right to acquire the business assets at the end of the tenth year for nominal consideration after exercising an initial five year extension.  NCH Partners, LLC does not have an option to acquire the real property of either business.  Additionally, Seaway Valley Capital Corporation retained ownership of the intellectual property (name, recipes, trademarks, etc) of Sackets Harbor Brewing Company, Inc., and agreed to license these assets to NCH Partners, LLC for a minimal annual fee for use in restaurant operations only.  The beer production and third-party beer marketing business was not part of the transaction.  The businesses sold have been reported as discontinued operations.  The loss on disposal of discontinued operations represents the portion of goodwill arising from the 2008 purchase of North Country Hospitality allocated to the businesses sold.

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

On April 13, 2009, The Company and Wells Fargo had substantially agreed on a Forbearance Agreement whereby the Company would pursue business activities in an effort to eliminate the Wells Fargo line of credit within 13 weeks.  These measures included, among others, the closure of certain Hackett's stores.  This agreement was signed on May 18, 2009.  As of the date of this filing, the Wells Fargo loan had been repaid in full.

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

NOTE 10 - FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets. Financial assets and liabilities valued using level 2 inputs are based primarily on quoted prices for similar assets or liabilities in active or inactive markets.  For certain long-term debt, the fair value was based on present value techniques using inputs derived principally or corroborated from market data. Financial assets and liabilities using level 3 inputs were primarily valued using management's assumptions about the assumptions market participants would utilize in pricing the asset or liability. Valuation techniques utilized to determine fair value are consistently applied.

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

NOTE 11 - NONCONTROLLING INTEREST

The Company has a noncontrolling interest related to its ownership of 91.3% as of June 30, 2009 of Hackett's Stores, Inc., which was acquired in December 2008.  In accordance with Financial Accounting Standards No. 160 "Noncontrolling Interests in Consolidated Financial Statements" the following represents the amounts attributable to the noncontrolling interest for the results of operations and changes in equity for the six months ended June 30, 2009.

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

Subsequent to June 30, 2009, holders of the Company's convertible debentures converted $493,450 into 2,297,626,616 shares of common stock.

Subsequent to June 30, 2009, the Company issued 373,000 shares of its majority owned subsidiary Hackett's Stores, Inc. for net proceeds of approximately $106,250.

On May 19, 2009 Seaway Capital, Inc., a holding company 100% owned by Thomas W. Scozzafava, the Company's CEO and Chairman, was issued 350,000,000 shares of restricted stock for an agreement to exchange its 100,000 Series E Convertible Preferred shares for a $1,500,000 Series F Redeemable Preferred Stock that is non-convertible into common stock of the Company.  In July and August 2009 the transaction was rescinded. Since the rescission occurred prior to the issuance of the financial statements, the Company reflected it in the accompanying financial statements as if it had occurred prior to June 30, 2009.

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

Subsequent to June 30, 2009, the Company's subsidiary assumed convertible debentures of $295,559 in exchange for forgiveness of debt of $75,000. The difference of $220,559 was considered an increase in the ALRN purchase price, resulting in goodwill which was subsequently written off. The related party then converted $3,000 into 8,383,000 shares of Hackett's Stores common stock.

On August 25, 2009, Seaway Valley Capital Corp. (SVCC) transferred ownership of its subsidiary, Sackets Harbor Brewing Company, Inc. (SHBC), to a public company named "Airborne Security & Protective Services, Inc." ("ASPV").  The transfer was affected by the following procedures:

●	SVCC transferred 100% of the capital stock of SHBC to ASPV.
●	SVCC agreed to pay the selling shareholders $110,000 in equal monthly installments of $10,000.
●	The majority shareholders of ASPV transferred to SVCC common and preferred stock in ASPV that collectively represents approximately 91% of the equity in ASPV.
●	A noteholder of ASPV placed into escrow convertible debt instruments issued by ASPV in the principal amount of $75,000, of which $25,000 was acquired by a non-affiliated third party.
●	ASPV issued to SVCC 60,000,000 shares of common stock and 100,000 shares of Series B Convertible Preferred Stock.
●	Tom Scozzafava, the CEO of SVCC, was appointed CEO and Chairman of the Board of ASPV.

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

OVERVIEW
Seaway Valley Capital Corporation ("Seaway Valley" or the "Company") is a venture capital and investment company.  Seaway Valley focuses on equity and equity-related investments in companies that require expansion capital and in companies pursuing acquisition strategies. Seaway Valley will consider investment opportunities in a number of different industries, including retail, consumer products, restaurants, media, business services, and manufacturing. The Company will also consider select technology investments.  Returns are intended to be in the form of the eventual share appreciation and dispossession of those equity stakes and income from loans made to businesses.

RETAIL HOLDINGS

On October 23, 2007, Seaway Valley acquired all of the capital stock of WiseBuys Stores, Inc. ("WiseBuys").   WiseBuys Stores, Inc. was formed and began operations in 2003 as a direct result of the closing of small-town retailer, Ames Department Stores.  Founded primarily by lifelong "north country" residents, WiseBuys initially focused its efforts on serving the "discount" retail needs of rural communities throughout northern and central New York.  On November 7, 2007, Seaway Valley purchased all of the outstanding capital stock of Patrick Hackett Hardware Company, a New York corporation ("Hackett's").  Hackett's, one of the nation's oldest retailers, with roots dating back to 1830, is a full line department store specializing in name brand merchandise and full service hardware.  At the time of the acquisition, Hackett's had locations in five towns in upstate New York.  Each store features brand name clothing for men, women, and children, and a large selection of athletic, casual, and work footwear.  Hackett's also carries domestics, home décor, gifts, seasonal merchandise and sporting goods.  Hackett's full service hardware department features traditional hardware, tool, plumbing, paint and electrical departments. Subsequent to the acquisition, WiseBuys had contributed its retail assets to Hackett's.  In 2009 Hackett's closed four of its retail locations and presently operates four locations.

HOSPITALITY HOLDINGS

On June 1, 2008, Seaway Valley acquired the assets and companies of North Country Hospitality, Inc.  "North Country" was formed in 2005 and acquired and developed hospitality assets such as restaurants, lodging and other consumer product companies in northern New York.   At June 30, 2009 businesses purchased from North Country consisted of the following:

Alteri Bakery, Inc.

Alteri Bakery has serviced the North Country region with quality baked goods since 1971.  Alteri's is located in a state of the art baking facility in the heart of Watertown's business district, and is one of the last traditional Italian bakeries in the area.  Alteri's produces the area's only "true" Italian breads and specialty pastry items, such as cakes, cookies, muffins, bagels, and specialty gift baskets.  Alteri's products can be found at local restaurants, grocery stores, schools, and its own store.  In addition, Alteri's recently assumed the production of sub rolls for the entire Jreck Subs franchise chain of 47 locations, which alone includes approximately two million five hundred thousand rolls baked and shipped annually.

Sackets Harbor Brewing Company, Inc.

Sackets Harbor Brewing Company ("SHBC") develops, produces, and markets micro brewed beers such as the award winning "War of 1812 Amber Ale" and "Railroad Red Ale" as well as "Thousand Island Pale Ale", "1812 Amber Ale Light" and "Harbor Wheat" premium craft beers.  Its "1812 Amber Ale" is the company's flagship brand and was the winner of a Silver Award at the 1998 World Beer Championship and has been aggressively marketed to command a significant retail presence in the regional market place.  Management estimates 1812 Ale is distributed to over 3,000 retail locations in New York and Florida.  The company has also developed complementary products such Sackets Harbor Coffee and Sackets Harbor Brewing Co. Root Beer.

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

Results of Operations

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

The Company's net sales decreased to $2,160,935 for the three month period ended June 30, 2009 from $3,467,735 for the three month period ended June 30, 2008, a decrease of $1,306,800.   The decrease in sales was the result of a number of factors, including a lower than usual inventory level at the remaining Hackett's retail stores and a generally weaker economy versus last year.

The Company's cost of goods sold also decreased from $1,933,027 for the three months ended June 30, 2008 to $1,255,084 during the same period in 2009. This led to a $628,857 decrease in our gross margin to $905,851 for the three month period ended June 30, 2009 from $1,534,708 for the three month period ended June 30, 2008.

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

Recognized loss from discontinued operations was $2,678,308 for the three months ended June 30, 2009 as compared to a loss of $629,228 for the same period in the previous year. The primary driver of the losses was the recognition of the totality of lease obligations remaining on the life of closed Hackett's stores and the closing of the certain retail stores and sales of restaurants operations in the second quarter.

Net losses for the three month periods ended June 30, 2009 and June 30, 2008 were $9,524,131 and $2,871,367, respectively.  The primary drivers for the losses were losses from discontinued operations, increased SG&A expenses, increased interest and loss on derivative instruments, a weakening in our hospitality holdings, and margin compression at Hackett's.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

The Company's net sales decreased to $4,450,304 for the six month period ended June 30, 2009 from $5,599,740 for the six month period ended June 30, 2008, a decrease of $1,149,436.  The decrease in sales was the result of a number of factors, including a lower than usual inventory level at the remaining Hackett's retail stores and a generally weaker economy versus last year.

The Company's cost of goods sold also decreased from $3,434,615 for the six months ended June 30, 2008 to $3,115,997 for the six month period ended June 30, 2009. This led to a $830,818 decrease in our gross margin to $1,334,307 for the six month period ended June 30, 2009 from $2,165,125 for the six month period ended June 30, 2008.

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

Recognized loss from discontinued operations was $4,503,221 for the six months ended June 30, 2009 as compared to a loss of $1,309,309 for the same period in the previous year. The primary driver of the losses was the recognition of the totality of lease obligations remaining on the life of closed Hackett's stores and the closing of the certain retail stores and loss on the sale of restaurants in the second quarter.

Net losses for the six month periods ended June 30, 2009 and June 30, 2008 were $13,473,121 and $5,801,724, respectively.  The primary drivers for the losses were losses from discontinued operations, increased SG&A expenses, a weakening in our hospitality holdings, and margin compression at Hackett's.

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

On March 4, 2008, Seaway Valley Capital Corporation and its wholly owned subsidiaries, WiseBuys Stores, Inc. and Patrick Hackett Hardware Company (collectively "Seaway" or the "Company"), consummated a five million dollar ($5,000,000) credit and security agreement with Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division (the "Line of Credit"). The funds available under Line of Credit are based on the Company's current inventory with adjustments based on items such as accounts payable. The term of the Line of Credit is three years. The interest rate on the Line of Credit is equal to the sum of the Wells Fargo prime rate plus one and one-quarter percent (1.25%), which interest rate shall change when and as the Wells Fargo prime rate changes. These funds were to be used for general working capital at the Company. Under the terms of the agreement, the subsidiaries were required to maintain certain financial covenants including tangible net worth, net income and net cash flow amounts. At December 31, 2008 these covenants were not met and Wells Fargo declared multiple defaults in 2009.  By April 13, 2009, The Company and Wells Fargo had substantially agreed on a Forbearance Agreement whereby the Company would pursue business activities in an effort to eliminate the Wells Fargo line of credit within 13 weeks.  These measures included, among others, the closure of certain Hackett's stores.  This agreement was executed on May 18, 2009.  The balance outstanding on the line of credit was $501,490 and $3,023,864 at June 30, 2009 and December 31, 2008, respectively.  Due to the default, certain other long term obligations that may be callable by the holders have been classified as current in the accompanying financial statements.  The Wells Fargo line of credit was paid off subsequent to June 30, 2009 and the Company is seeking alternative funding or another line of credit to finance daily operations.

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

Changes in Internal Controls

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The Company's WiseBuys subsidiary is party to the matter entitled Einar J. Sjuve vs. WiseBuys Stores, Inc. et al, which action was filed in the Supreme Court of Oswego County, New York in January 2008. The complaint involves an alleged slip and fall that occurred at WiseBuys' Pulaski, NY store in 2005.  The Plaintiff is alleging damages in the amount of $125,000.  WiseBuys has answered the complaint denying the majority of the claims.  WiseBuys believes that it has adequate insurance coverage to protect it against any potential liability for the claim. This matter is still pending.

On January 21, 2009 the Company received the complaint "Golden Gate Equity Investors, Inc. v Seaway Valley Capital Corporation." for monetary damages from an alleged breach of contract.  The complaint was filed in the Superior Court of California in San Diego County.  On March 2, 2009, Paul and Anaflor Graham acquired from Golden Gate the Company's $1,132,000 Convertible Debenture issued to Golden Gate and Paul & Anaflor Graham assumed Golden Gate's $912,500 Secured Promissory Note issued to the Company.   Golden Gate is no longer a debenture holder of the Company.  On March 20, 2009 the case was dismissed.

On April 13, 2009, six of the vendors of Patrick Hackett Hardware Company filed a petition with the United States Bankruptcy Court of the Northern District of New York for relief under Chapter 7 of the US Bankruptcy Code.  On April 15th, the petitioning creditors agreed to file a request for a motion to dismiss the case as a result of a Letter Agreement and a Security Agreement between Hackett's and the trade vendors.  On May 2, 2009 the United States Bankruptcy Court of the Northern District of New York dismissed the involuntary petition filed against Hackett's.

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

GBR Market Street LLC and Potsdam Holdings, LP - Lessor of the leased premises at Potsdam, New York.  The Lessor has declared a default and made demand for past due rent in the total amount of $40,800 through April 30, 2009.  Additionally, litigation commenced and subsequently the companies settled the dispute for an amount close to the relief sought.

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

On July 8, 2009, True Value Company filed a lawsuit against the Company, our subsidiary, Patrick Hackett Hardware Company, and our CEO, Thomas Scozzafava in the United States District Court for the Northern District of New York. The complaint alleges trademark infringement, breach of contract, Quantum Meruit, Breach of Corporate Guaranty by the Company, Breach of Personal Guaranty by Thomas Scozzafava and claims against Seaway for Actual and/or Constructive Fraud.  True Value seeks (i) that the defendants be permanently enjoined and restrained from infringing on True Value's trademarks; and (ii) $1,772,945, plus interest, costs, disbursements and True Value's attorney's fees.  True Value has agreed to postpone the hearings on said matters until mid-October 2009.

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

Miscellaneous Trade Vendors - In addition to True Value Company, the Company owes trade vendors over $3,000,000.  A representative group of trade vendors has made demand for payment.  No litigation is pending.  It is the Company's intention to enter into a forbearance agreement and payment plan with the trade vendors.

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

SEAWAY VALLEY CAPITAL CORPORATION

By:	/S/	THOMAS SCOZZAFAVA

THOMAS SCOZZAFAVA
Chairman, Chief Executive Officer
and Chief Financial Officer
Date:		February 4, 2010